Form 10QSB
period 2007-03-31
Santa Monica Media CORP
filed 2007-05-15
CIK 1337927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

Commission file number 333-128384

SANTA MONICA MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-3810312 (I.R.S. Employer Identification No.)

9229 Sunset Blvd., Suite 505
Los Angeles, California 90069
(Address of Principal Executive Offices)

(310) 256-3680
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name, former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by checkmark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No☐

Number of shares of common stock outstanding as of May 15, 2007: 16,038,125

SANTA MONICA MEDIA CORPORATION

Form 10-QSB

Item 1. Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
BALANCE SHEET
(Unaudited)
March 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$-

Other current assets	29,409

TOTAL CURRENT ASSETS	29,409

OTHER ASSETS
Deferred offering costs	1,405,197

TOTAL ASSETS	$1,434,606

CURRENT LIABILITIES
Bank overdraft	$2,997
Note and advance payable - related party	335,000
Accounts payable and accrued liabilities	1,159,327

TOTAL CURRENT LIABILITIES	1,497,324

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	-
Common stock, $.001 par value, 200,000,000 shares authorized; 3,125,000 issued and outstanding	3,125
Additional paid-in capital	56,875
Deficit accumulated during the development stage	(122,718)

TOTAL STOCKHOLDERS’ DEFICIT	(62,718)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,434,606

See Notes to Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2007	June 24, 2005 (inception) through March 31, 2007

Operating expenses
Professional fees	$2,192	$15,730
Rent and facilities	-	45,000
Formation and operating costs	5,073	37,296
	7,265	98,026

Other expense
Interest expense	(3,999)	(22,292)
	(3,999)	(22,292)

Net loss before provision for income taxes	(11,264)	(120,318)
Provision for state income taxes	800	2,400
Net loss	$(12,064)	$(122,718)

Weighted average shares outstanding	3,125,000	4,208,591
Net loss per share - basic and diluted	$(0.0)	$(0.03)

See Notes to Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-	Deficit Accumulated During the Development
	Shares	Amount	In Capital	Stage	Total

Initial capital from founding shareholders for cash, at $.0128 per share	4,687,500	$4,688	$55,312	$-	$60,000
Shares reacquired	(1,562,500)	(1,563)	1,563	-	-

Net loss				(122,718)	(122,718)

Balance at March 31, 2007	3,125,000	$3,125	$56,875	$(122,718)	$(62,718)

See Notes to Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2007	June 24, 2005 (inception) through March 31, 2007

Cash flows from operating activities:
Net loss	$(12,064)	$(122,718)
Change in other current assets	(29,409)	(29,409)
Change in accounts payable and accrued expenses	4,741	70,789
Net cash used in operating activities	(36,732)	(81,338)

Cash flows from financing activities:
Proceeds from note and advance payable - related party	30,000	335,000
Proceeds from sale of shares of common	-	60,000
Cost of proposed public offering	-	(313,662)
Net cash provided by financing activities	30,000	81,338

Net change in cash and cash equivalents	$(6,732)	$-
Cash and cash equivalents at beginning of period	6,732	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash financing activity:

Deferred offering costs in the amount of $1,091,535 were accrued and unpaid as of March 31, 2007.

See Notes to Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

1. Organization, Business Operations and Significant Accounting Policies

Organization and Business Operations

Santa Monica Media Corporation (the “Company”) was incorporated in Delaware on June 24, 2005. The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business. The Company’s efforts in identifying a prospective target business will be in the communications, media, gaming and/or entertainment industry.

As of March 31, 2007, the Company had not commenced any operations. All activity through March 31, 2007 relates to the Company’s formation and a public offering (“Public Offering”) described below and in Note 2. The Company has selected December 31 as its fiscal year-end. The Company is considered in the development stage and is subject to the risks associated with development stage companies. As such, the Company’s results consist primarily of capital raising activities related to the Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

On April 2, 2007, the Company completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) the Public Offering of 12,500,000 units for net proceeds of $95,718,996 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007. The proceeds of the Private Placement and a portion of the proceeds of the Public Offering together totaling $98,605,000 were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation which will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company had one stockholder as of July 31, 2005, Santa Monica Capital Partners LLC (“Initial Stockholder”). During August 2005 and April 2006, Santa Monica Capital Partners, LLC transferred an aggregate of 458,232 units to various parties including the outside directors and advisory board members (“Transferee Stockholders”). The Initial Stockholder and the Transferee Stockholders have agreed to vote all shares of common stock held by them in accordance with the vote cast by the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting provisions will no longer be applicable.

In evaluating a prospective target business, the Company will consider, among other factors, the financial condition and results of operations; growth potential; experience and skill of management and availability of additional personnel; capital requirements; competitive position; barriers to entry into other industries; stage of development of the products, processes or services; degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services; regulatory environment of the industry; and costs associated with effecting the business combination. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by the Company in effecting a business combination consistent with its business objective.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding up to 2,499,999 shares may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their pro rata interest in the Trust Account computed without regard to the shares held by the Initial Stockholder and Transferee Stockholders immediately prior to the consummation of the Public Offering.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Public Offering discussed in Note 2).

Cash Equivalents and Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $49,000 at March 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at March 31, 2007. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Basic and dilutive loss per share are the same because all warrants outstanding are antidilutive. At March 31, 2007, no warrants were outstanding.

In September 2006, all outstanding units, each consisting of one share of common stock and one warrant to purchase a share of common stock, were exchanged for shares of common stock only. As a result, there are no outstanding warrants relating to the originally issued shares in the amount of 3,125,000. See Note 7.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Public Offering

In the Public Offering, the Company issued and sold 12,500,000 units (“Units”) at $8.00 per Unit. The public offering price was $8.00 per Unit. The underwriters were paid fees equal to 3.5% of the gross proceeds of the Public Offering, or $3,500,000, at the closing of the Public Offering and have agreed to defer an additional $4,000,000 of their underwriting fees until the consummation of a Business Combination. Upon the consummation of a Business Combination, the Company will pay such fees out of the proceeds of the Public Offering held in the Trust Account.

Each Unit consists of one share of the Company’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Public Offering and expiring four years from the effective date of the Public Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In addition, the Company granted the underwriters an option to purchase up to an additional 1,875,000 Units at the public offering price less the underwriters’ discount and commission, within 30 days of the date of this prospectus, to cover any over-allotments for public sale. The underwriters did not exercise any portion of this option.

3. Note and Advance Payable — Related Party

The Company issued an amended and restated $305,000 unsecured promissory note to its Initial Stockholder on February 1, 2007. This note was cancelled and converted into units on April 2, 2007 in connection with the Public Offering. The note was originally issued on June 24, 2005 in the amount of $240,000, and in December 2006, the Company received an additional $65,000. The note (as amended) bore interest at 5%. Interest expense accrued on this obligation as of March 31, 2007 was $21,992. In connection with the Public Offering on April 2, 2007, interest in the amount of $21,992 was forgiven and shown as an increase to additional paid-in capital.

On March 23, 2007, the Company’s Initial Stockholder advanced $30,000 for payment of the Company’s credit card payables. This advance was repaid on April 2, 2007 from the proceeds of the Public Offering.

4. Commitments

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of the Initial Stockholder. Such affiliate has agreed that it will make such services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing as of July 1, 2005 through January 5, 2006. Under the agreement as amended, the Company will not pay nor accrue additional fees until six months after consummation of the Public Offering of the Company’s securities. During each month following the six-month anniversary of the completion of the Public Offering, the Company will again begin to pay $7,500 per month, until the Company has paid aggregate fees of $180,000 to Santa Monica Capital Corp. or, if earlier, upon the completion of a Business Combination. As of March 31, 2007, the Company had accrued $45,000 for such services, which are included in accrued liabilities.

5. Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6. Common Stock and Warrants

In July, 2005, the Company issued 4,687,500 Units to Santa Monica Capital Partners, LLC for $60,000 in cash, at a purchase price of approximately $0.01 per unit. Mr. Marshall, the Company’s Chairman of the Board and Chief Executive Officer, Mr. Brendlinger, the Company’s Chief Financial Officer and Director, Mr. Pulier, the Company’s Secretary and Director, and Mr. Baraduran, the Company’s Director, are the beneficial owners of Santa Monica Capital Partners, LLC. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $6.00 per share exercisable on the later of the consummation of a Business Combination and one year from the date of the Public Offering and expiring four years from the consummation of the Public Offering.

During August 2005 and April 2006, Santa Monica Capital Partners, LLC transferred an aggregate of 458,232 units to the Transferee Stockholders. Santa Monica Capital Partners, LLC transferred an aggregate of 217,848 units to persons who are not directors or members of the Company’s advisory board for an aggregate price of $6,625, or $0.03 per unit. An aggregate of 240,384 units were transferred at an aggregate price of $4,500, or $0.02 per unit, to members of the Company’s board of directors and advisory board.

The units were transferred to the following people:

Board and Advisory Board Members

	Date	Number	Relationship to Santa Monica Media Corporation
Dallas Clement	August 2005	37,560	Director
Robert Schultz	August 2005	37,560	Director
Scott Sassa	August 2005	37,560	Director
Sharyar Baradaran	April 2006	37,560	Director
Stanley Golden	August 2005	30,048	Advisory Board
Cary Granat	August 2005	30,048	Advisory Board
James Miller	August 2005	30,048	Advisory Board

Non-Board or Advisory Board Members

David Ficksman	August 2005	30,048	Company Counsel
Carl Bressler	August 2005	15,024	None
Dene Kendros	August 2005	30,048	None
Aaron Fleck	August 2005	30,048	None
Kacy Rozelle	August 2005	15,024	None
Russell Fine	August 2005	45,072	None
Larry Bond	August 2005	22,536	None
Debra Fine	August 2005	30,048	None

These units were not transferred to settle any obligations of the Company or in exchange for services for the Company. Future services provided by any of the transferees will be compensated pursuant to separate agreements.

All units transferred by Santa Monica Capital Partners, LLC were paid for pursuant to the delivery of one-year promissory notes issued to Santa Monica Capital Partners, LLC with interest of 8% per annum payable upon maturity thereof.

In September 2006, in conjunction with the Company’s public offering, the Company’s Board of Directors authorized the Company to enter into an agreement with its shareholders, other than Santa Monica Capital Partners, LLC, to exchange their units for an equal number of shares of the Company’s common stock, and this exchange subsequently was completed in September 2006. Additionally, Santa Monica Capital Partners, LLC exchanged its 4,229,268 units for 2,666,768 shares of the Company’s common stock. As a result of this transaction, the Company’s initial shareholders did not own any units or warrants.

In April 2006 and March 2007, the Company and Santa Monica Capital Partners, LLC agreed to a private placement of units in connection with the Public Offering. The agreements call for Santa Monica Capital Partners, LLC to purchase 413,125 units at $8.00 per unit for $3,305,000, which includes the cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, prior to the Public Offering. The proceeds of this Private Placement will be held in the Trust Account established for the Public Offering (Note 1).

7. Registration Rights

The holders of the Company’s 3,538,125 issued and outstanding shares immediately prior to the completion of the offering, including the investor in the private placement, are entitled to registration rights covering the resale of their shares and the resale of their warrants and shares acquired upon exercise of their warrants. The holders of the majority of these shares are entitled to make up to two demands that the Company register their shares, warrants and shares that they are entitled to acquire upon the exercise of warrants. The holders of the majority of these shares can elect to exercise these registration rights at any time after the consummation of the Company’s initial business combination, subject to the transfer restrictions imposed by the lock-up agreements. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these securities are released from the restrictions imposed by the lock-up agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Pursuant to the registration rights agreement, these stockholders waive any claims to monetary damages for any failure by the Company to comply with the requirements of the registration rights agreement, provided the Company has used its best efforts to do so.

In accordance with the Warrant Agreement related to the warrants, the Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised.

8. Stock Split

In March 2006, the Company’s Board of Directors approved a split of the Company’s common stock. All share amounts presented in these financial statements and footnotes have been adjusted to reflect this split.

9. Subsequent Events

As more fully described in Notes 1, 2 and 3, the Company completed a Public Offering and private placement of Units of common stock and redeemable warrants for gross proceeds of $103,305,000, which includes conversion of Note principal from the Initial Stockholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

We were formed on June 24, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts initially on acquiring an operating business in the communications, media, gaming and/or entertainment industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets at the time the acquisition.

On April 2, 2007, we completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) a public offering of 12,500,000 units for net proceeds of $95,718,996 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007 (the “Public Offering”). The proceeds of the Private Placement and a portion of the proceeds of the Public Offering together totaling $98,605,000 were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation that will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Each Unit consists of one share of the Company’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Public Offering and expiring four years from the effective date of the Public Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In addition, we granted the underwriters an option to purchase up to an additional 1,875,000 Units at the public offering price less the underwriters’ discount and commission, within 30 days of the date of the prospectus, to cover any over-allotments for public sale. The underwriters did not exercise any portion of this option.

The proceeds deposited in the trust account will not be released from the trust account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination. The proceeds held in the trust account (other than the contingent underwriting discount) may be used as consideration to pay the sellers of a target business with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account (other than the contingent underwriting discount) will be used to finance the operations of the target business. We may also use the proceeds held in the trust account (other than the contingent underwriting discount) to pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us.

We believe that the proceeds from the Private Placement and the Public Offering will be sufficient to fund our operations until the earlier of 24 months from the offering or the consummation of a business combination.

For the period from June 24, 2005 (inception) through March 31, 2007, we had a net loss of $122,718, attributable to organization, formation and general and administrative expenses. We also incurred $1,405,197 of deferred offering costs, of which $1,091,535 was unpaid as of March 31, 2007. Through March 31, 2007 we did not engage in any significant operations. Our entire activity from inception through March 31, 2007 was to prepare for our IPO.

Our financial statements as of and for the period ending April 2, 2007 (the closing of the IPO) were audited, and we filed these audited financial statements included in a Current Report on Form 8-K dated April 16, 2007.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None that were not reported on a Form S-1.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SANTA MONICA MEDIA CORPORATION

Date: May 15, 2007	By:	/s/ David M. Marshall
David M. Marshall, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Letter Agreement between Santa Monica Media Corporation and its officers, directors and stockholders.(1)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.3	Letter Agreement between Santa Monica Capital Corp., and the Registrant regarding administrative support. (3)

10.4	Amended and Restated Promissory Note dated March 8, 2007 issued by the Registrant to Santa Monica Capital Partners, LLC. (1)

10.5	Form of Registration Rights Agreement among the Registrant and its existing stockholders. (2)

10.6	Securities Purchase Agreement dated April 19, 2006 between the Registrant and Santa Monica Capital Partners, LLC. (3)

10.7	Form of Letter Agreement between the Representative and the Registrant’s officers, directors and stockholders. (2)

10.8	Form of Letter Agreement between the Representative and Santa Monica Capital Partners, LLC. (2)

10.9	Amendment to Securities Purchase Agreement dated February 13, 2007 between the Registrant and Santa Monica Capital Partners, LLC. (2)

10.10	Securities Purchase Agreement dated March 8, 2007 between the Registrant and Santa Monica Capital Partners, LLC. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)  Incorporated by reference to Form S-1 filed March 12, 2007.

(2) Incorporated by reference to Form S-1 filed February 16, 2007.

(3) Incorporated by reference to Form S-1 filed April 21, 2006.