Form 10QSB
period 2007-06-30
Santa Monica Media CORP
filed 2007-08-14
CIK 1337927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-QSB
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-128384

SANTA MONICA MEDIA CORPORATION
  (Exact name of small business issuer as specified in its charter)
______________________

Delaware	59-3810312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11845 Olympic Blvd, Suite 1125 Los Angeles, California	90064
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 256-3680

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

As of July 31, 2007, the registrant had outstanding 16,038,125 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	43,817	6,732
Cash and cash equivalents held in trust	99,578,476

Prepaids and other current assets	87,926	-

Total current assets	99,710,219	6,732

OTHER ASSETS

Deferred offering costs	-	957,646

Total other assets	-	957,646

TOTAL ASSETS	$99,710,219	$964,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable-related parties	$-	$305,000
Accounts payable and accrued liabilities	143,257	710,032
Income taxes payable	390,505
Deferred underwriting liability	4,000,000	-
Total current liabilities	4,533,762	1,015,032

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at conversion value	19,720,992	-

TOTAL LIABILITIES	24,254,754	1,015,032

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 16,038,125 issued and outstanding (including 2,499,999 subject to conversion) and 3,125,000 at June 30, 2007 and December 31, 2006, respectively	16,038	3,125
Additional paid-in capital	74,853,995	56,875
Retained earnings (deficit)	585,432	(110,654)
Total stockholders’ equity (deficit)	75,455,465	(50,654)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,710,219	$964,378

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF INCOME
For the period from June 24, 2005 (incepception) through June 30, 2007
(Unaudited)

	Three Months Ended	Six Months Ended	For the period from June 24, 2005 (inception) through
	June 30, 2007	June 30, 2007	June 30, 2007
Operating expenses
Professional fees	$32,506	$34,698	48,236
Rent and facilities	-	-	45,000
Formation and operating costs	86,780	91,853	124,076
Total operating expenses	119,286	126,551	217,312

Other income (expense)
Interest income	1,224,172	1,224,172	1,224,172
Interest expense	(6,231)	(10,230)	(28,523)
Total other income (expense)	1,217,941	1,213,942	1,195,649

Net income before provision for income taxes	1,098,655	1,087,391	978,337

Provision for income taxes	390,505	391,305	392,905

Net income	708,150	696,086	$585,432

Weighted average shares outstanding - basic	15,896,223	9,545,891	5,651,705
Weighted average shares outstanding - fully diluted	15,896,223	9,545,891	5,651,705
Net Income per share
Basic	$0.04	$0.07	$0.10
Fully diluted	$0.04	$0.07	$0.10

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (inception) through June 30, 2007
(Unaudited)

	Common Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Common shares issued June 24, 2005 at $.0128 per share	4,687,500	$4,688	$55,312	-	$60,000

Net loss				(60,504)	$(60,504)

Balance at December 31, 2005	4,687,500	4,688	55,312	(60,504)	(504)

Shares reacquired	(1,562,500)	(1,563)	1,563	-	-

Net loss				(50,150)	$(50,150)

Balance at December 31, 2006	3,125,000	3,125	56,875	(110,654)	(50,654)

Sale of units in private placement, including conversion of notes payable	413,125	413	3,304,587		3,305,000
-
Sale of units, net of underwriters' discount and offering costs	12,500,000	12,500	91,191,533		91,204,033

Forgiveness of interest by a related party			21,992		21,992

Proceeds subject to possible conversion of 2,499,999 shares			(19,720,992)		(19,720,992)
-
Net income	-	-	-	696,086	696,086
-
Balance at June 30, 2007	16,038,125	$16,038	$74,853,995	$585,432	$75,455,465

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended	For the period from June 24, 2005 (inception) through
	June 30, 2007	June 30, 2007
Cash flow from operating activities:
Net Income	$696,086	$585,432

Accretion in fair market value of Treasury Bills held in trust account	(1,187,384)	(1,187,384)
Amortization expense	25,000	25,000

Change in other current assets	(17,301)	(17,301)
Increase in income taxes payable	390,505	390,505
Change in accounts payable and accrued expenses	(489,773)	69,624
Net cash used in operating activities	(582,867)	(134,124)

Cash flows from investing activities:
Payment to trust account	(98,605,000)	(98,605,000)
Withdrawal from trust account	250,676	250,676
Proceeds from trust account	(36,768)	(36,768)
	(98,391,092)	(98,391,092)
Net cash used in investing activities:

Cash flows from financing activities:
Proceeds from notes payable, related party	30,000	335,000
Payment on notes payable, related party	(30,000)	(30,000)
Proceeds from sale of shares of common stock	-	60,000
Proceeds from private placement	3,000,000	3,000,000
Proceeds from sale of units, net of offering costs	96,011,044	95,204,033
Costs of proposed public offering	-	-
Net cash provided by financing activities	99,011,044	98,569,033

Net increase in cash and cash at end of period	$37,085	$43,817

Cash at beginning of period	6,732	-

Cash at end of period	$43,817	$43,817

Supplemental disclosure of non-cash financing activity:

Accrued deferred underwriting fees	$4,000,000

In connection with the public offering, $305,000 of related party debt was converted to units and interest in the amount of $21,992 was forgiven

Shares subject to conversion in the amount of $19,720,992 were recorded as a liability and reduced the additional paid in capital associated with the public offering

Deferred offering costs in the amount of $1,295,967 were charged against additional paid in capital at the time of the offering.

For the six months ended June 30, 2007, there were offering costs in the amount of $807,011 that were paid in the prior years.

Directors and officers' liability insurance was financed in the amount of $95,625.

See notes to condense financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

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

As of June 30, 2007, the Company had not commenced any operations. All activity through June 30, 2007 relates to the Company’s formation and a public offering (“Public Offering”) described below and in Note 2. The Company has selected December 31 as its fiscal year-end. The Company is considered in the development stage and is subject to the risks associated with development stage companies. As such, the Company’s results consist primarily of capital raising activities related to the Public Offering.

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

On April 2, 2007, the Company completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) the Public Offering of 12,500,000 units for net proceeds of $95,204,033 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007. The proceeds of the Private Placement and a portion of the proceeds of the Public Offering together totaling $98,605,000 were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation which will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company had one stockholder as of July 31, 2005, Santa Monica Capital Partners LLC (“Initial Stockholder”). During August 2005 and April 2006, Santa Monica Capital Partners, LLC transferred an aggregate of 458,232 units to various parties including the outside directors and advisory board members (“Transferee Stockholders”). The Initial Stockholder and the Transferee Stockholders have agreed to vote all shares of common stock held by them in accordance with the vote cast by the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting provisions will no longer be applicable.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or SFAS No. 109 “Accounting for Income Taxes.” As such, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Earnings per Share

Earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Basic and dilutive earnings per share are the same because all warrants outstanding are antidilutive. At June 30, 2007, 12,913,125 warrants to purchase common stock were outstanding.

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

3. Note — Related Party

The Company issued an amended and restated $305,000 unsecured promissory note to its Initial Stockholder on February 1, 2007. This note was cancelled and converted into units on April 2, 2007 in connection with the Public Offering. The note was originally issued on June 24, 2005 in the amount of $240,000, and in December 2006, the Company received an additional $65,000. The note (as amended) bore interest at 5%. In connection with the Public Offering on April 2, 2007, accrued interest in the amount of $21,992 was forgiven and shown as an increase to additional paid-in capital.

4. Commitments

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of the Initial Stockholder. Such affiliate has agreed that it will make such services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing as of July 1, 2005 through January 5, 2006. Under the agreement as amended, the Company will not pay nor accrue additional fees until six months after consummation of the Public Offering of the Company’s securities. During each month following the six-month anniversary of the completion of the Public Offering, the Company will again begin to pay $7,500 per month, until the Company has paid aggregate fees of $180,000 to Santa Monica Capital Corp. or, if earlier, upon the completion of a Business Combination. As of June 30, 2007, the Company had accrued $45,000 for such services, which are included in accrued liabilities.

5. Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6. Common Stock and Warrants

In July, 2005, the Company issued 4,687,500 Units to Santa Monica Capital Partners, LLC for $60,000 in cash, at a purchase price of approximately $0.01 per unit. Mr. Marshall, the Company’s Chairman of the Board and Chief Executive Officer, Mr. Brendlinger, the Company’s Chief Financial Officer and Director, Mr. Pulier, the Company’s Secretary and Director, and Mr. Baradaran, the Company’s Director, are the beneficial owners of Santa Monica Capital Partners, LLC. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $6.00 per share exercisable on the later of the consummation of a Business Combination and one year from the date of the Public Offering and expiring four years from the consummation of the Public Offering.

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

In April 2006 and March 2007, the Company and Santa Monica Capital Partners, LLC agreed to a private placement of units in connection with the Public Offering. In connection with this agreement Santa Monica Capital Partners, LLC purchased 413,125 units at $8.00 per unit for $3,305,000, which included the cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, prior to the Public Offering. The proceeds of this Private Placement are held in the Trust Account established for the Public Offering (Note 1).

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

9. Income Taxes
Current income taxes (benefits) are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. There are no deferred income tax components of the provision for income tax for the three and six months ended June 30, 2007 or for the period June 24, 2005 (inception) through June 30, 2007.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company has no income tax assets or liabilities at June 30, 2007.

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Three months ended June 30, 2007	Six Months ended June 30, 2007	June 24, 2005 (inception) through June 30, 2007

Provision for income taxes at 34% statutory rate	$373,000	$369,000	$333,000
State taxes, net of federal benefit	64,000	63,000	57,000
Change in valuation allowance	(49,000)	(43,000)	-
Other	3,000	2,000	3,000
	$391,000	$391,000	$393,000

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this prospectus reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this prospectus, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this prospectus or to conform these statements to actual results.

Overview

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

On April 2, 2007, we completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) a public offering of 12,500,000 units for net proceeds of $95,204,033 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007 (the “Public Offering”). The proceeds of the Private Placement and a portion of the proceeds of the Public Offering together totaling $98,605,000 were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation that will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

For the period from June 24, 2005 (inception) through June 30, 2007, we generated net income of $585,432, resulting from earnings from investment on our offering proceeds less costs attributable to organization, formation and general and administrative expenses. We also incurred $1,295,967 of deferred offering costs, of which all was paid as of June 30, 2007. Through June 30, 2007 we did not engage in any significant operations. Our entire activity from inception through April 2, 2007 was to prepare for and complete our IPO. From that date through June 30, 2007 we began to research and investigate suitable business combination opportunities.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on the limited number of employees, the Company is unable to segregate accounting procedures over financial activities to provide adequate internal controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None that were not reported on a Form S-1.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

See Exhibit Index attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA MONICA MEDIA CORPORATION

By:	/s/ David M. Marshall
Date: August 14, 2007	David M. Marshall
Chief Executive Officer

By:	/s/ Kurt Brendlinger
Date: August 14, 2007	Kurt Brendlinger
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Letter Agreement between Santa Monica Media Corporation and its officers, directors and stockholders.(1)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.3	Letter Agreement between Santa Monica Capital Corp., and the Registrant regarding administrative support. (3)

10.4	Amended and Restated Promissory Note dated March 8, 2007 issued by the Registrant to Santa Monica Capital Partners, LLC. (1)

10.5	Form of Registration Rights Agreement among the Registrant and its existing stockholders. (2)

10.6	Securities Purchase Agreement dated April 19, 2006 between the Registrant and Santa Monica Capital Partners, LLC. (3)

10.7	Form of Letter Agreement between the Representative and the Registrant’s officers, directors and stockholders. (2)

10.8	Form of Letter Agreement between the Representative and Santa Monica Capital Partners, LLC. (2)

10.9	Amendment to Securities Purchase Agreement dated February 13, 2007 between the Registrant and Santa Monica Capital Partners, LLC. (2)

10.10	Securities Purchase Agreement dated March 8, 2007 between the Registrant and Santa Monica Capital Partners, LLC. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)  Incorporated by reference to Form S-1 filed March 12, 2007.

(2) Incorporated by reference to Form S-1 filed February 16, 2007.

(3) Incorporated by reference to Form S-1 filed April 21, 2006.