Form 10QSB
period 2007-09-30
Santa Monica Media CORP
filed 2007-11-14
CIK 1337927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-QSB
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 333-128384

SANTA MONICA MEDIA CORPORATION
  (Exact name of small business issuer as specified in its charter)

Delaware	59-3810312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12121 Wilshire Blvd, Suite 1001 Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 256-3680

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of November 11, 2007, the registrant had outstanding 16,038,125 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SANTA MONICA MEDIA CORPORATION

Form 10-QSB

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$361,637	$6,732
Cash and cash equivalents held in trust	100,284,021	-
Prepaids and other current assets	68,914	-
Total current assets	100,714,572	6,732
OTHER ASSETS

Deferred offering costs	-	957,646
Total other assets	-	957,646
TOTAL ASSETS	$100,714,572	$964,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable-related parties	$-	$305,000
Accounts payable and accrued liabilities	162,475	710,032
Income taxes payable	698,700	-
Deferred underwriting liability	4,000,000	-
Total current liabilities	4,861,175	1,015,032

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at conversion value	19,720,992	-

TOTAL LIABILITIES	24,582,167	1,015,032

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 16,038,125 issued and outstanding (including 2,499,999 subject to conversion) and 3,125,000 at September 30, 2007 and December 31, 2006, respectively	16,038	3,125
Additional paid-in capital	74,769,944	56,875
Retained earnings (deficit)	1,346,423	(110,654)
Total stockholders’ equity (deficit)	76,132,405	(50,654)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,714,572	$964,378

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
STATEMENTS OF INCOME
For the period from June 24, 2005 (inception) through September 30, 2007
(Unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	For the period from June 24, 2005 (inception) through September 30, 2007
Operating expenses
Professional fees	$55,674	$90,372	$103,910
Rent and facilities	-	-	45,000
Formation and operating costs	80,573	172,426	204,649
Total operating expenses	136,247	262,798	353,559

Other income (expense)
Interest income	1,206,877	2,431,049	2,431,049
Interest expense	(1,444)	(11,674)	(29,967)
Total other income (expense)	1,205,433	2,419,375	2,401,082

Net income before provision for income taxes	1,069,186	2,156,577	2,047,523

Provision for income taxes	308,195	699,500	701,100

Net income	$760,991	$1,457,077	$1,346,423

Weighted average shares outstanding - basic	16,038,125	11,733,750	6,804,359
Weighted average shares outstanding - fully diluted	16,038,125	11,733,750	6,804,359
Net Income per share
Basic	$0.05	$0.12	$0.20
Fully diluted	$0.05	$0.12	$0.20

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (inception) through September 30, 2007
(Unaudited)

	Common Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Common shares issued June 24, 2005 at $.0128 per share	4,687,500	$4,688	$55,312	-	$60,000

Net loss				(60,504)	$(60,504)

Balance at December 31, 2005	4,687,500	4,688	55,312	(60,504)	(504)

Shares reacquired	(1,562,500)	(1,563)	1,563	-	-

Net loss				(50,150)	$(50,150)

Balance at December 31, 2006	3,125,000	3,125	56,875	(110,654)	(50,654)

Sale of units in private placement, including conversion of notes payable	413,125	413	3,304,587		3,305,000

Sale of units, net of underwriters' discount and offering costs	12,500,000	12,500	91,107,482		91,119,982

Forgiveness of interest by a related party			21,992		21,992

Proceeds subject to possible conversion of 2,499,999 shares			(19,720,992)		(19,720,992)

Net income	-	-	-	1,457,077	1,457,077

Balance at September 30, 2007	16,038,125	$16,038	$74,769,944	$1,346,423	$76,132,405

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	For the period from June 24, 2005 (inception) through September 30, 2007
Cash flow from operating activities:
Net income	$1,457,077	$1,346,423
Adjustments to reconcile net income to net cash provided by operating activities
Accretion in fair market value of Treasury Bills held in trust account	(1,179,830)	(1,179,830)
Amortization of insurance expense	43,750	43,750
Change in other current assets	(17,039)	(17,039)
Increase in income taxes payable	698,700	698,700
Increase (decrease) in accounts payable and accrued expenses	(470,555)	88,842
Net cash provided by operating activities	532,103	980,846

Cash flows from investing activities:
Payment to trust account	(98,605,000)	(98,605,000)
Withdrawals from trust account	751,988	751,988
Proceeds from trust account	(1,251,179)	(1,251,179)
Net cash used in investing activities:	(99,104,191)	(99,104,191)

Cash flows from financing activities:
Proceeds from notes payable, related party	30,000	335,000
Payment on notes payable, related party	(30,000)	(30,000)
Proceeds from sale of shares of common stock	-	60,000
Proceeds from private placement	3,000,000	3,000,000
Proceeds from sale of units, net of offering costs	95,926,993	95,119,982
Net cash provided by financing activities	98,926,993	98,484,982

Net increase in cash and cash at end of period	$354,905	$361,637

Cash at beginning of period	6,732	-

Cash at end of period	$361,637	$361,637

Supplemental disclosure of non-cash financing activity:

For the nine months ended September 30, 2007:
Accrued deferred underwriting fees	$4,000,000

In connection with the public offering, $305,000 of related party debt was converted to units and interest in the amount of $21,992 was forgiven

Shares subject to conversion in the amount of $19,720,992 were recorded as a liability and reduced the additional paid in capital associated with the public offering

Directors and officers' liability insurance was financed in the amount of $95,625

For the period from June 24, 2005 (inception) through September 30, 2007:
Deferred offering costs in the amount of $1,380,018 were charged against additional paid in capital at the time of the offering.

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

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

As of September 30, 2007, the Company had not commenced any business operations. All activity through April 2, 2007 relates to the Company’s formation and a public offering (“Public Offering”) described below and in Note 2. Subsequent to that date, the Company has commenced its research and investigation of suitable business combination opportunities. The Company has selected December 31 as its fiscal year-end. The Company is considered in the development stage and is subject to the risks associated with development stage companies.

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

On April 2, 2007, the Company completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) the Public Offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007. The proceeds of the Private Placement and a portion of the proceeds of the Public Offering together totaling $98,605,000 were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation which will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company had one stockholder as of July 31, 2005, Santa Monica Capital Partners LLC (“Initial Stockholder”). During August 2005 and April 2006, Santa Monica Capital Partners, LLC transferred an aggregate of 458,232 units to various parties including the outside directors and advisory board members (“Transferee Stockholders”). The Initial Stockholder and the Transferee Stockholders have agreed to vote all shares of common stock held by them in accordance with the vote cast by the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting provisions will no longer be applicable.

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

Earnings per Share

Earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Basic and dilutive earnings per share are the same because all warrants outstanding are antidilutive. At September 30, 2007, 12,913,125 warrants to purchase common stock were outstanding.

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

4. Commitments

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of the Initial Stockholder. Such affiliate has agreed that it will make such services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing as of July 1, 2005 through January 5, 2006. Under the agreement as amended, the Company will not pay nor accrue additional fees until six months after consummation of the Public Offering of the Company’s securities. During each month following the six-month anniversary of the completion of the Public Offering, the Company will again begin to pay $7,500 per month, until the Company has paid aggregate fees of $180,000 to Santa Monica Capital Corp. or, if earlier, upon the completion of a Business Combination. As of September 30, 2007, the Company had accrued $45,000 for such services, which are included in accrued liabilities.

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

9. Income Taxes

Current income taxes (benefits) are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. There are no deferred income tax components of the provision for income tax for the three and nine months ended September 30, 2007 or for the period June 24, 2005 (inception) through September 30, 2007. Income taxes payable are $698,700 at September 30, 2007

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  The Company has no significant deferred tax assets or liabilities at September 30, 2007.

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007	June 24, 2005 (inception) through September 30, 2007

Provision for income taxes at 34% statutory rate	$366,000	$736,000	$698,000
State taxes, net of federal benefit	(63,000)	—	—
Change in valuation allowance	—	(43,000)	—
Other	5,000	7,000	3,000
	$308,000	$700,000	$701,000

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

On April 2, 2007, we completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) a public offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007 (the “Public Offering”). The proceeds of the Private Placement and a portion of the proceeds of the Public Offering together totaling $98,605,000 were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation that will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Each Unit consists of one share of the Company’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Public Offering and expiring four years from the effective date of the Public Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

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

For the period from June 24, 2005 (inception) through September 30, 2007, we generated net income of $1,346,423 resulting from earnings from investment on our offering proceeds less costs attributable to organization, formation, investigation of business opportunities and general and administrative expenses. We also incurred $1,380,018 of deferred offering costs, of which all was paid as of September 30, 2007. Our entire activity from inception through April 2, 2007 was to prepare for and complete our IPO. From that date through September 30, 2007 we have been actively researching and investigating suitable business combination opportunities.

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

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None that were not reported on a Form S-1.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA MONICA MEDIA CORPORATION
(Registrant)

Date: November 14, 2007	By:	/s/ KURT BRENDLINGER
Kurt Brendlinger
Chief Financial Officer
(Principal Financial Officer)

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
______________

(1)  Incorporated by reference to Form S-1 filed March 12, 2007.

(2) Incorporated by reference to Form S-1 filed February 16, 2007.

(3) Incorporated by reference to Form S-1 filed April 21, 2006.