Form 10-K
period 2007-12-31
Santa Monica Media CORP
filed 2008-03-31
CIK 1337927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 130215(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001- 33370

SANTA MONICA MEDIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-3810312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12121 Wilshire Blvd., Suite 1001 Los Angeles, CA 90025
(Address of Principal Executive Offices, including ZIP Code)

(310) 515-3222 Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
Units, each consisting of one share of Common Stock, $0.001 par value, and One Warrant	American Stock Exchange

Common Stock, $0.001 par value	American Stock Exchange

Warrants to Purchase Common Stock	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Based on the closing price as reported on the American Stock Exchange, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 29, 2007 was approximately $95,500,000. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of December 31, 2007 was 16,038,125.

SANTA MONICA MEDIA CORPORATION

2007 ANNUAL REPORT ON FORM 10-K

i

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Santa Monica Media Corporation (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General development of the business

References to “we”, “us”, or the “Company” are to Santa Monica Media Corporation.

We are a Delaware blank check company incorporated on June 24, 2005 in order to serve as a vehicle for the acquisition of an operating business in the communications, media, gaming and/or entertainment industries. These industries encompass those companies that create, produce, deliver, distribute and market entertainment and information products, communication services, as well as companies that enable voice, video and data transmission. We intend to focus on opportunities where we can combine management and board member knowledge of these sectors with our operational experience in identifying and applying new technologies, including experience in developing online businesses and products to enhance shareholder value. We believe opportunities exist, not only in acquiring stand-alone companies but also in identifying and acquiring under-utilized assets currently owned by larger conglomerates.

On April 2, 2007, we completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) a public offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement on Form S-1 declared effective by the Securities and Exchange Commission on March 27, 2007 (the “Public Offering”). The proceeds of the Private Placement and a portion of the proceeds of the Public Offering together totaling $98,605,000 were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation that will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

While we are actively pursuing viable business opportunities, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms.

We are directing our efforts on identifying companies for potential acquisition that include at least one of the following characteristics:

•	a valuable underperforming asset in a larger business that, we believe, would be more effectively utilized through new management and technological and/or operational improvements;

•	an undercapitalized business;

•	a product or service solution business that may be enhanced by “add-on” acquisitions; or

•	a company whose technology can be leveraged to enhance a communications, media, gaming or entertainment company’s existing products or operations.

Our management team, board of directors and advisors have extensive experience in communications, media, gaming and entertainment industries and provide us with the operational knowledge, technical expertise and relationships to acquire a business in these sectors.

Specifically, within these industries, we intend to identify a potential acquisition candidate within the sectors listed below, although we are not limited to an acquisition exclusively in these sectors:

•	Internet content and distribution;

•	interactive multimedia;

•	voice, video and data transmission platforms and services;

•	video games and massive multiplayer experiences;

•	cable, satellite and digital terrestrial television systems, programming, services and networks;

•	newspaper, book, magazine and specialty publishing;

•	direct marketing, advertising and promotional services;

•	recorded music and music publishing;

•	live entertainment and/or live entertainment venues; and

•	gaming.

In addition to companies directly engaged in selling services related to communications, media, gaming and/or entertainment, we may target companies that enable such businesses with technological tools. For example, we could consider a technology company whose tools can be leveraged by communications, media, gaming and/or entertainment companies to enhance their offerings.

We are utilizing the collective experience and expertise of our management team, board of directors and advisory board to identify potential target acquisitions in these areas. We employ a disciplined approach to identifying, evaluating and negotiating with potential target businesses and focus our efforts on selecting what we believe is the best opportunity or opportunities for a business combination. Assuming we complete our initial business combination, we may pursue additional business combinations to, among other objectives, drive sales growth, penetrate complementary markets, introduce new products or broaden our sources of revenue.

Our search for potential target businesses involves making contacts with candidates through members of our management team, board of directors and advisory board; seeking referrals from our professional network of contacts including consultants, investment bankers, and business brokers; and contacting owners of media, digital media and technology businesses.

Effecting a Business Combination

General

We intend to utilize the cash proceeds of our initial public offering and the concurrent private placement of sponsor warrants held in trust, our capital stock, debt or a combination of these as the consideration to be paid in a business combination. While substantially all of the net proceeds of our initial public offering and the concurrent private placement of sponsor warrants are allocated to completing a business combination, the proceeds are not otherwise designated for more specific purposes, other than as discussed herein. If we engage in a business combination with a target business using our capital stock and/or debt financing as the consideration to fund the combination, proceeds from our initial public offering and the private placement will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in a business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be sold. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account established in connection with our initial public offering for the benefit of our public stockholders. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refuses to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute such a waiver, then our Chief Executive Officer, David Marshall, and our other two executive officers, Kurt Brendlinger and Eric Pulier, will be personally liable to cover the potential claims made by such party for services rendered and goods sold, in each case to us, but only if, and to the extent, that the claims would otherwise reduce the trust account proceeds payable to our public stockholders in the event of a liquidation. However, if a potential contracted party executes a waiver, then Messrs. Brendlinger, Marshall and Pulier will have no personal liability as to any claimed amounts owed to a contracted party.

Subject to the requirement that a target business or businesses have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of target businesses

Target businesses are brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources. We also identify a target business through management’s contacts within the private equity industry. While Messrs. Brendlinger, Marshall and Pulier are not committed to spending full-time on our business and our directors have no commitment to spend any time in identifying or performing due diligence on potential target businesses, our management team believes that the relationships they have developed over their careers in the private equity industry may generate a number of potential target businesses that will warrant further investigation.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees is customarily tied to completion of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any member of our management team any finder’s fee or other compensation for services rendered to us in connection with the consummation of a business combination. In addition, members of our management team will not receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million) at the time of such business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.

Although we have not established any specific criteria (financial or otherwise) for prospective target businesses, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into other industries;

•	stage of development of the products, processes or prices;

•	degree of current or potential market acceptance of the products or services;

•	proprietary features or degree of intellectual property or other protection for products, process or services;

•	impact of regulation on the business;

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete the business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business or businesses

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million) at the time of such business combination. Notwithstanding such fact, we may seek to consummate a business combination with an initial target business or businesses with a collective fair market value in excess of 80% of the balance in the trust account. In order to consummate such an acquisition, we may issue a significant amount of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangements and have no current intention of doing so.

In contrast to many other companies with business plans similar to ours that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquiror’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million). We have used this criterion to provide investors and our management team with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for a business combination with us. The determination of net assets requires an acquiror to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the on-going nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of a business combination, the balance of an acquiror’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million) for the fair market value of the target business or businesses with which we combine so that our management team will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove a proposed combination with, a target business or businesses that will meet the minimum valuation criterion for our initial business combination.

The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, or if we propose to engage in a transaction with an entity that is affiliated with one of our existing stockholders, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criterion. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million) at the time of such business combination, as discussed above. Consequently, we expect to complete only a single business combination.

A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. We will need to convince such sellers to agree that the purchase of their assets or closely related business is contingent upon the simultaneous closings of the other acquisitions. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million).

Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products, processes or services.

If we complete a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial business combination.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination, and there is no assurance that any of our management will remain associated with us following a business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet our acquisition criteria until the expiration of 24 months from consummation of our initial public offering. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

In connection with the vote required for any business combination, our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock acquired by them prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders.We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. To do so, a stockholder must have also exercised the conversion rights described below.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price, which we refer to as the “Conversion Price,” will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, which will be paid from the trust account, and net of interest income of up to $1.6 million previously released to us to fund our working capital requirements (subject to the tax holdback), divided by the number of shares sold in our initial public offering. The Conversion Price, based upon the proceeds of our initial public offering and the concurrent private placement placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, would be less than the per-unit offering price of $8.00 in our initial public offering.

In connection with the vote required for any business combination, our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock acquired by them prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account will still have the right to exercise the warrants that they received as part of the units. We will not complete our proposed initial business combination if public stockholders owning 20% or more of the shares sold in our initial public offering exercise their conversion rights.

If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination will not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. Such public stockholders would only be entitled to their pro rata share of the aggregate amount on deposit in the trust account in the event that such stockholders elect to vote against a subsequent business combination which is approved by stockholders and completed, or in connection with our dissolution and liquidation.

As the Conversion Price, based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, would be lower than the $8.00 per unit offering price in our initial public offering, and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination within 18 months (or 24 months if we enter into a letter of intent or definitive agreement to complete a business combination) after the consummation of our initial public offering, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest and net of any income taxes due on such interest that will be paid from the trust account and interest income on the trust account balance released to us to fund working capital requirements including the costs of our dissolution and liquidation (subject to the tax holdback), plus any remaining assets.

If we were unable to conclude an initial business combination and expended all of the net proceeds of our initial public offering and the concurrent private placement of sponsor warrants, other than the proceeds deposited in the trust account, the per-share liquidation price, based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, which we refer to as the “Liquidation Price,” would be less than the per-unit offering price of $8.00 in our initial public offering. The Liquidation Price includes approximately $4.0 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Messrs. Brendlinger, Marshall and Pulier have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target. Messrs. Brendlinger, Marshall and Pulier will have such obligations only if such vendor or contracted party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. However, we cannot assure you that Messrs. Brendlinger, Marshall and Pulier will be able to satisfy those obligations. Messrs. Brendlinger, Marshall and Pulier are not personally liable to pay any of our debts and obligations except as provided above. Accordingly, we cannot assure you that due to claims of creditors the actual Liquidation Price will not be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering. If such funds are insufficient to cover the costs of our dissolution and liquidation, Messrs. Brendlinger, Marshall and Pulier have agreed to indemnify us for our out-of-pocket costs associated with such dissolution and liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to such dissolution and liquidation.

Under our Amended and Restated Certificate of Incorporation, if we have entered into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, then we make take up to an additional six months to complete a business combination. If we are unable to complete a business combination by the applicable deadline, we will take all necessary actions to dissolve and liquidate as expeditiously as possibly. As required under Delaware law, we will seek stockholder approval for such plan of dissolution and liquidation. The initial stockholders have agreed to vote in favor of such dissolution and liquidation in these circumstances. Upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our assets, including the trust account, and after reserving amounts from the interest earned on the trust account available to us as working capital requirements to cover the costs of dissolution and liquidation, distribute those assets solely to our public stockholders. Agreements with the initial stockholders do not permit them to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to those shares of common stock acquired by them before our initial public offering. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from our trust account with respect to our warrants, and all rights with respect to our warrants will effectively cease upon our liquidation. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.

Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the trust account is dissolved and paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

Sections 280 and Section 281(b) of the Delaware General Corporation Law set forth two procedures that a dissolved corporation may follow when winding up its affairs. We cannot predict at this time which procedure we would comply with in the event of liquidation. If we elect to comply with Section 280 of the Delaware General Corporation Law, we would obtain greater certainty as to potential claims, and we, or a successor entity to us, may reject, in whole or in part, claims that are made. In addition, should we choose to comply with Section 280, a creditor who receives actual notice of our dissolution, as required by Section 280, would be barred from receiving payment if the claimant failed to present the claim in accordance with the required timeframes. Specifically, if we comply with certain procedures intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us and a 90-day period during which we may reject any claims brought, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. If we elect to comply with the procedures set forth at Section 281(b) of the Delaware General Corporation Law, stockholders will not know at the time of dissolution the scope of potential claims against us. Our stockholders could therefore potentially be liable for claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.

We expect that all costs associated with implementing our plan of dissolution and liquidation as well as payments to any creditors will be funded from the interest on the trust account available to us as working capital. If such funds are insufficient to cover the costs of our dissolution and liquidation, Messrs. Brendlinger, Marshall and Pulier have agreed to indemnify us for our out-of-pocket costs associated with such dissolution and liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to such dissolution and liquidation. We estimate that our total costs and expenses for implementing and completing our stockholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses relating to filing of our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution and liquidation.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. Prior to our completing an initial business combination or liquidating, we are permitted only to have released from the trust account interest income of up to $1.6 million to fund our working capital requirements, subject to the tax holdback.

Pursuant to Delaware General Corporation Law Sections 280 and 281, upon our dissolution we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims. These amounts must be paid or provided for before we make any distributions to our stockholders. While we intend to pay such amounts, if any, from the interest on the trust account available to us for working capital, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the actual Liquidation Price could be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Messrs. Brendlinger, Marshall and Pulier will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of any third party if such third party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. However, we cannot assure you that Messrs. Brendlinger, Marshall and Pulier will be able to satisfy those obligations.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them. Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than Liquidation Price based upon the proceeds of our initial public offering and the concurrent private placement placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

Amended and Restated Certificate of Incorporation

Our Amended and Restated Certificate of Incorporation sets forth certain requirements and restrictions relating to this offering that apply to us until the consummation of a business combination. Specifically, our Amended and Restated Certificate of Incorporation provides, among other things, that:

•	we establish and maintain an Audit Committee composed of at least three (3) independent directors;

•
we establish and maintain a trust account, which trust account was initially funded with approximately $98.6 million, consisting of substantially all of the net proceeds from our initial public offering and the exercise of the over-allotment, and the concurrent sale of sponsor warrants and approximately $4.0 million in deferred underwriting discounts and commissions;

•	prior to the consummation of a business combination, we shall submit such business combination to our stockholders for approval;

•	we may consummate the business combination, if approved, only if public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights;

•
if a business combination is approved and consummated, public stockholders who voted against the business combination may exercise their conversion rights and receive their pro rata share of the trust account;

•
if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this prospectus, then we will take all necessary actions to dissolve and liquidate as expeditiously as possible;

•	we may not consummate any other merger, acquisition, asset purchase, reorganization or similar transaction other than the business combination;

The above-referenced requirements and restrictions included in our Amended and Restated Certificate of Incorporation may only be amended prior to consummation of a business combination upon the unanimous written consent of our stockholders. In light of the requirement that we obtain the unanimous approval of our stockholders, we do not anticipate any changes to such requirements and restrictions prior to our consummation of a business combination, if any. However, the enforceability of unanimous consent provisions under Delaware law may not be free from doubt. A court in equity could possibly conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, an amendment could potentially reduce or eliminate the protection the above-referenced requirements and restrictions afford to our stockholders, without a unanimous consent being required. However, we view all of the foregoing provisions, including the requirement that public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights in order for us to consummate our initial business combination, as obligations to our stockholders, and neither we nor our board of directors will propose any amendment to these provisions or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•
our obligation to convert into cash up to 19.99% of our shares of common stock held by our public stockholders who vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $4.0 million) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Administrative Services Agreement

We have agreed to pay Santa Monica Capital Corp., an entity owned and controlled by Mr. Marshall, a total of $7,500 per month for office space, administrative services and secretarial support, not to exceed $180,000 in the aggregate. As of October 1, 2007, this agreement was assigned to Santa Monica Capital Partners II, LLC, an entity owned and controlled by Mr. Marshall, Mr. Brendlinger and Mr. Pulier, all of whom are directors of the Company. Mr. Marshall is our chairman and chief executive officer, Mr. Brendlinger is our Chief Financial Officer and Mr. Pulier is our Chief Technology Officer. This arrangement was agreed to by us and Santa Monica Capital Corp. for our benefit and is not intended to provide Messrs. Brendlinger, Marshall and Pulier compensation in lieu of a salary or other remuneration because it is anticipated that the expenses to be paid will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees.

Item 1A. Risk Factors

We may not be able to consummate a business combination by October 2, 2008, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of the balance of the trust account at the time of the business combination (excluding deferred underwriting discounts and commissions of approximately $4.0 million) within 24 months—if we enter into a definitive agreement or letter of intent to consummate a business combination—within 18 months after the consummation of our initial public offering. If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

We are a newly formed, development stage company with a limited operating history and no revenues from operations, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with limited operating results. Because we lack an established operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning a business combination and may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the funds not held in trust and interest income earned of up to $1.6 million on the balance of the trust account that has been released to us to fund our working capital requirements (subject to the tax holdback) in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.

If we liquidate before concluding a business combination, our public stockholders will receive less than $8.00 per share on distribution of trust account funds and our warrants will expire worthless.

If we are unable to complete a business combination and must liquidate our assets, the Liquidation Price will be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the planned costs of seeking a business combination. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we liquidate before completing a business combination.

You will not receive protections normally afforded to investors in blank check companies.

Since the net proceeds of our initial public offering are designated for completing a business combination with a target business that has not been identified, we may be deemed a “blank check” company under the United States securities laws. However, because on consummation of our initial public offering we had net tangible assets in excess of 98,000,000 and filed a Form 8-K with the SEC that included an audited balance sheet demonstrating this fact, we are exempt from SEC rules such as Rule 419 that are designed to protect investors in blank check companies. Accordingly, our stockholders will not receive the benefits or protections of that rule. Among other things, this means our units are immediately tradable and we have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless, and only after, the funds held in the trust account were released to us in connection with our consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the Liquidation Price received by you could be reduced.

Our placing of funds in trust may not protect those funds from third party claims against us. Pursuant to Delaware General Corporation Law Sections 280 and 281, upon our dissolution we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims. These amounts must be paid or provided for before we make any distributions to our stockholders. While we intend to pay such amounts, if any, from the interest on the trust account available to us for working capital, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the actual Liquidation Price could be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Messrs. Brendlinger, Marshall and Pulier will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of any third party if such third party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. However, we cannot assure you that Messrs. Brendlinger, Marshall and Pulier will be able to satisfy those obligations. Based on the information in his director and officer questionnaire provided to us in connection with our initial public offering as well as the representations as to his accredited investor status (as such term is defined in Regulation D under the Securities Act), we currently believe that Messrs. Brendlinger, Marshall and Pulier are of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you Messrs. Brendlinger, Marshall and Pulier will be able to satisfy those obligations. We believe the likelihood of Messrs. Brendlinger, Marshall and Pulier having to indemnify the trust account is limited because we intend to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claims of any kind in or to monies held in the trust account.

We expect that all costs associated with implementing our plan of dissolution and liquidation as well as payments to any creditors will be funded from the interest on the trust account available to us as working capital. If such funds are insufficient to cover the costs of our dissolution and liquidation, Messrs. Brendlinger, Marshall and Pulier have agreed to indemnify us for our out-of-pocket costs associated with such dissolution and liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to such dissolution and liquidation. We estimate that our total costs and expenses for implementing and completing our stockholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses relating to filing of our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution and liquidation.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them. Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than expected Liquidation Price, without taking into account interest earned on the trust account subsequent to our initial public offering (net of taxes payable on interest income on the funds in the trust account and interest income of up to $1.6 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation). Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with members of our management team, conflicts of interest could arise.

Members of our management team either currently have or may in the future have affiliations with companies that we may seek to acquire. Despite our agreement to obtain an opinion from an independent investment banking firm that a business combination with an affiliated entity is fair to our stockholders from a financial point of view, potential conflicts of interest may still exist, and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would have been absent any conflicts of interest.

If we issue capital stock or convertible debt securities to complete a business combination, your equity interest in us could be reduced or there may be a change in control of our company.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2007, there were 171,048,050 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the sponsor warrants) and all of the 25,000,000 shares of preferred stock available for issuance. We have no current commitments to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

•	may significantly reduce your equity interest in us;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, and result in the resignation or agreed-upon removal of our management team; and

•	may adversely affect the then-prevailing market price for our common stock.

The value of your investment in us may decline if any of these events occur.

Stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

If we do not complete a business combination within 24 months after the consummation of our initial public offering, we will dissolve and distribute to our public stockholders an amount equal to the amount in the trust account, including (i) all accrued interest, net of income taxes payable on such interest and interest of up to $1.6 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation, and (ii) all deferred underwriting discounts and commissions plus any remaining assets. Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the trust account is dissolved and paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

Sections 280 and Section 281(b) of the Delaware General Corporation Law set forth two procedures that a dissolved corporation may follow when winding up its affairs. We cannot predict at this time which procedure we would comply with in the event of liquidation. If we elect to comply with Section 280 of the Delaware General Corporation Law, we would obtain greater certainty as to potential claims, and we, or a successor entity to us, may reject, in whole or in part, claims that are made. In addition, should we choose to comply with Section 280, a creditor who receives actual notice of our dissolution, as required by Section 280, would be barred from receiving payment if the claimant failed to present the claim in accordance with the required timeframes. Specifically, if we comply with certain procedures intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us and a 90-day period during which we may reject any claims brought, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. If we elect to comply with the procedures set forth at Section 281(b) of the Delaware General Corporation Law, stockholders will not know at the time of dissolution the scope of potential claims against us. Our stockholders could therefore potentially be liable for claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will extend beyond the third anniversary of such dissolution.

Under Delaware law, our dissolution requires the approval of the holders of a majority of our outstanding stock, without which we will not be able to dissolve and liquidate, and distribute our assets to our public stockholders.

We will promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not effect a business combination within 24 months after consummation of our initial public offering. However, pursuant to Delaware law, our dissolution requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the SEC and could be subject to its review. This process could take a substantial amount of time ranging from 40 days to several months.

As a result, the distribution of our assets to the public stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders’ meeting, resolicit our stockholders, or amend our plan of dissolution and liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in our initial public offering, and these funds will not be available for any other corporate purpose. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific timeframe for the dissolution and distribution.

If we acquire a company by issuing debt securities, our post-combination operating results may decline due to increased interest expense or our liquidity may be adversely affected by an acceleration of our indebtedness.

We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business. If we issue debt securities, such issuances may result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•
acceleration, even if we are then current in our debt service obligations, if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and such covenants are breached without waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt securities contain covenants restricting our ability to obtain additional financing.

Our initial stockholders currently control us and may influence certain actions requiring a stockholder vote.

The holders of shares of our common stock issued prior to the consummation of our initial public offering, whom we refer to as our initial stockholders, own approximately 22% of our issued and outstanding shares of common stock. Our initial stockholders and Santa Monica Capital Partners, LLC have agreed that any common stock they acquire in or after our initial public offering will be voted in favor of a business combination that is presented to our public stockholders. Accordingly, shares of common stock acquired by the initial stockholders and Santa Monica Capital Partners, LLC in or after our initial public offering will not have the same voting or conversion rights as our public stockholders with respect to a potential business combination, and will not be eligible to exercise conversion rights for those shares if a business combination is approved by a majority of our public stockholders.

Our long-term success is dependent upon yet to be identified members of our management team.

Our ability to successfully effect a business combination is totally dependent upon the efforts of our management team. The future role of our management team in the target business, however, cannot presently be ascertained. Although it is possible that some members of our management team will remain associated in various capacities with the target business following a business combination, it is likely that the management team of the target business at the time of the business combination will remain in place given that it is likely that they will have greater knowledge, experience and expertise than our management in the industry in which the target business operates as well as in managing the target business. Thus, even though our management team may continue to be associated with us in various capacities after a business combination, it is likely that we will be dependent upon a yet to be identified management team for our long-term success.

We will have only limited ability to evaluate the management of the target business.

Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

We will likely seek a business combination with one or more privately-held companies, which may present certain challenges to us, including the lack of available information about these companies.

In accordance with our acquisition strategy, we will likely seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Members of our management team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time and business opportunities.

Members of our management team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us. As a result, members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and future affiliations, members of our management team may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, members of our management team may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Moreover, members of our management team are not obligated to expend a specific number of hours per week or month on our affairs. We cannot assure you that these conflicts will be resolved in our favor.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control such as that more than 19.99% of our public shareholders vote against the transaction and opt to convert their stock into a pro rata share of the trust account even if a majority of our shareholders approve the transaction. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Because the shares of common stock owned by our initial stockholders before our initial public offering are prohibited from participating in liquidation distributions by us, Messrs. Marshall, Brendlinger, Pulier, Sassa, Clement, Schultz and Baradaran may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.

Our initial stockholders have waived their right to receive distributions with respect to the shares of common stock purchased by them before our initial public offering if we liquidate because we fail to complete a business combination. The personal and financial interests of Messrs. Messrs. Marshall, Brendlinger, Pulier, Sassa, Clement, Schultz and Baradaran may influence their identification and selection of a target business, and may affect how or when we complete a business combination. The exercise of discretion by Messrs. Messrs. Marshall, Brendlinger, Pulier, Sassa, Clement, Schultz and Baradaran in identifying and selecting one or more suitable target businesses may result in a conflict of interest when they decide if the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Unless we complete a business combination, members of our management team will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the amount not in the trust account and interest income of up to $1.6 million on the trust account balance that has been released to us to fund our working capital requirements. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not in the trust account and interest income of up to $1.6 million on the trust account balance that has been released to us to fund our working capital requirements, unless the business combination is consummated. Members of our management team may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our management team to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interests of members of our management team could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

We will probably complete only one business combination with the proceeds of our initial public offering and the private placement of the sponsor warrants, meaning our operations will depend on a single business that is likely to operate in a non-diverse industry or segment of an industry.

The net proceeds from our initial public offering, exercise of the over-allotment, and the private placement of the 413,125 units provided us with approximately $98.6 million that we may use to complete a business combination, excluding any interest earned on the proceeds held in the trust account subsequent to completion of our initial public offering. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $4.0 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering and the private placement of the sponsor warrants. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We will encounter intense competition from entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and completing business combinations. A number of these competitors possess greater technical, financial, human and other resources than we do. Our limited financial resources may have a negative effect on our ability to compete in acquiring certain sizable target businesses. Further, because we must obtain stockholder approval of a business combination, this may delay the consummation of a transaction, while our obligation to convert into cash the shares of common stock held by public stockholders who elect conversion may reduce the financial resources available for a business combination. Our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. In addition, if our initial business combination entails a simultaneous purchase of several operating businesses owned by different sellers, we may be unable to coordinate a simultaneous closing of the purchases. This may result in a target business seeking a different buyer and our being unable to meet the threshold requirement that the target business has, or target businesses collectively have, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million) at the time of such combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We will depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $1.6 million (subject to the tax holdback), a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our management team to operate or may be forced to liquidate. However, neither our management team nor any other party is required to provide any financing to us under any circumstances.

We may be unable to obtain additional financing if necessary to complete a business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds of our initial public offering and the private placement of sponsor warrants are sufficient to allow us to consummate a business combination. However, because we have no oral or written agreements or letters of intent to engage in a business combination with any entity, we cannot assure you that we will be able to complete a business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If the net proceeds of our initial public offering and the private placement of the sponsor warrants are not sufficient to facilitate a particular business combination because:

•	of the size of the target business;

•	of the depletion of offering proceeds not in trust or available to us from interest earned on the trust account balance that is expended in search of a target business; or

•
we must convert into cash a significant number of shares of common stock owned by stockholders who elect to exercise their conversion rights and we had anticipated using such cash to consummate the business combination, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business. Such restructuring could include, among other things, a reduction in the cash purchase price for the target business, the issuance or additional issuance of shares of our capital stock to the stockholders of the target business, or the stockholders of the target business allowing us to pay some of the purchase price for the target business in the form of a promissory note. Even if we do not need additional financing to consummate a business combination, we may require such financing to operate or grow the target business. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. Neither our management team nor any other party is required to provide any financing to us in connection with, or following, a business combination.

Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect a business combination.

The units sold in our initial public offering include warrants to purchase 12,500,000 shares of common stock. We also sold 413,125 units to an entity owned and controlled by Messrs. Baradaran, Brendlinger, Marshall and Pulier, which included warrants to purchase 413,125 shares of our common stock. If we issue common stock to conclude a business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of the warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Our warrants may make it more difficult to complete a business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

An effective registration statement or a current prospectus may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise, we have registered with the SEC the shares of common stock issuable upon exercise of the warrants and a prospectus relating to the common stock issuable upon exercise of the warrants is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. Additionally, we have no obligation to settle the warrants for cash in the absence of an effective registration statement or under any other circumstances. The warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock is not registered with the SEC or if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. Consequently, the warrants may expire unexercised or unredeemed.

We may redeem your unexpired warrants prior to their exercise while a prospectus is not current, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption. Such redemption can and may occur while a prospectus is not current and therefore the warrants are not exercisable. If this occurs, your warrants would be worthless.

The grant of registration rights to our initial stockholders and Santa Monica Capital Partners, LLC may make it more difficult to complete a business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Our initial stockholders, including an entity owned and controlled by Messrs. Baradaran, Brendlinger, Marshall and Pulier, can demand that we register the resale of their shares of common stock at any time after one year from the date we complete a business combination. We will bear the cost of registering these securities. If our initial stockholders and the entity owned and controlled by Messrs. Baradaran, Brendlinger, Marshall and Pulier exercise their registration rights in full, there will then be an additional 413,125 shares of common stock and 413,125 shares of common stock issued on exercise of warrants that are eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make a business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by initial stockholders and Santa Monica Capital, LLC are registered.

If we are deemed to be an investment company, we must meet burdensome compliance requirements and restrictions on our activities may increase the difficulty of completing a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, the nature of our investments and the issuance of our securities may be subject to various restrictions. These restrictions may make it difficult for us to complete a business combination. In addition, we may be subject to burdensome compliance requirements and may have to:

•	register as an investment company;

•	adopt a specific form of corporate structure; and

•	report, maintain records and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our planned principal activities will subject us to the Investment Company Act of 1940. In this regard, our agreement with the trustee states that proceeds in the trust account will only be invested in “government securities” (as such term is defined in the Investment Company Act of 1940) and one or more money market funds, selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or tax exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. This investment restriction is intended to facilitate our not being considered an investment company under the Investment Company Act of 1940. If we are deemed to be subject to that act, compliance with these additional regulatory burdens would increase our operating expenses and could make a business combination more difficult to complete.

The loss of Messrs. Brendlinger, Marshall and Pulier could adversely affect our ability to operate.

Our operations are dependent upon Messrs. Brendlinger, Marshall and Pulier. We believe that our success depends on his continued service to us, at least until we have consummated a business combination We cannot assure you that they will remain with us for the immediate or foreseeable future. We do not have an employment agreement with them. The unexpected loss of any of their services could have a detrimental effect on us.

The American Stock Exchange may delist our securities which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange; however, we cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading, we could face significant consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.

As described above, we may acquire a business or businesses located outside the United States. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	cultural and language differences;

•	foreign exchange controls;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

Foreign currency fluctuations could adversely affect our business and financial results.

A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Because we must furnish our stockholders with target business financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles, we will not be able to complete a business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.

The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $4.0 million) at the time of our initial business combination, we will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. Generally Accepted Accounting Principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Item 1B. Unresolved Staff Comments

Inapplicable.

Item 2. Properties

We maintain our executive offices at 12121 Wilshire Blvd., Suite 1001, Los Angeles, California 90025. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, which consist of one share of our common stock, par value $.001 per share, and one warrant, each to purchase an additional share of our common stock, trade on the American Stock Exchange under the symbol “MEJ-U” Our common stock and warrants have traded separately on the American Stock Exchange under the symbols “MEJ” and “MEJ-WT”, respectively, since April 18, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination or March 27, 2008. Our warrants will expire at 5:00 p.m., Los Angeles time, on March 27, 2011, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sale prices for the Company’s units, common stock and warrants, respectively, as reported on the American Stock Exchange.

Units

Quarter ended	High	Low
December 31, 2007	$8.18	$7.85
September 31, 2007	$8.25	$7.94
June 30, 2007 (1)	$8.20	$7.90

(1)	Represents the high and low sale prices for our units from our initial public offering on April 2, 2007 through June 30, 2007.

Common Stock

Quarter ended	High	Low
December 31, 2007	$7.46	$7.29
September 31, 2007	$7.70	$7.41
June 30, 2007 (1)	$7.62	$7.42

(1)	Represents the high and low sale prices for our shares of common stock from April 18, 2007, the date that our common stock first became separately tradable, through June 30, 2007.

Warrants

Quarter ended	High	Low
December 31, 2007	$0.80	$0.64
September 31, 2007	$0.79	$0.55
June 30, 2007 (1)	$0.72	$0.50

(1)	Represents the high and low sale prices for our warrants from April 18, 2007, the date that our warrants first became separately tradable, through June 30, 2007.

During the year ended December 31, 2007, we did not issue any shares of common stock that were not registered under the Securities Act of 1933.

Dividend Policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Performance Graph

We have not provided a line graph comparing yearly percentage change in our shareholder return on common stock against various indices or peer group because we have been a reporting company for less than one year and we are a blank check company without an operating business.

Item 6. Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Report for the period from June 24, 2005 (inception) to December 31, 2005, for the year ended December 31, 2007 and December 31, 2006. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Information:
	Year Ended December 31, 2007	Year Ended December 31, 2006	June 24, 2005 (inception) to December 31, 2005
General and administrative expenses	$507,351	$37,057	$53,704
Operating (loss)	(507,351)	(37,057)	(53,704)
Other income:
Interest (expense)	(12,783)	(12,293)	(6,000)
Interest income	3,424,135	—	—
Net income (loss)	$1,787,701	$(50,150)	(60,504)
Net income (loss) per share:
Basic	$0.14	$(0.01)	$(0.01)
Diluted	$0.12	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	12,818,688	4,225,171	4,687,500
Diluted	15,345,922	4,225,171	4,687,500

Balance Sheet Information:

	December 31, 2007	December 31, 2006	December 31, 2005
Cash	$41,589	$6,732	$129,434
Cash equivalents held in trust - restricted	101,277,107	—	—
Total assets	101,369,196	964,378	442,279
Deferred underwriting liability	4,000,000	—	—
Total liabilities	24,906,167	1,015,032	442,783
Common stock subject to possible conversion	19,720,992	—	—
Stockholders’ equity (deficiency)	76,463,029	(50,654)	(504)

Quarterly Results of Operations

The following table sets forth unaudited operating data for each of the quarters of the year ended December 31, 2007. This quarterly information has been prepared on the same basis as the annual consolidated financial statements of the Company and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net income (loss)	$(12,064)	$708,150	$641,186	$450,429
Basic income (loss) per share	$(0.00)	$0.04	$0.04	$0.03
Diluted income (loss) per share	$(0.00)	$0.04	$0.03	$0.02

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this Annual Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

You should specifically consider the factors identified in this Annual Report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this Annual Report or to conform these statements to actual results.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were formed on June 24, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts initially on acquiring an operating business in the communications, media, gaming and/or entertainment industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets at the time of the acquisition.

On April 2, 2007, we completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) a public offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement on Form S-1 declared effective by the Securities and Exchange Commission on March 27, 2007 (the “Public Offering”). The proceeds of the Private Placement and a portion of the proceeds of the Public Offering together totaling $98,605,000 were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation that will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Each Unit consists of one share of the Company’s common stock, and one warrant to purchase one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Public Offering and expiring four years from the effective date of the Public Offering (the “Warrant”). The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

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

As of December 31, 2007, approximately $101,277,000 (including approximately $963,000 in accreted interest) was held in trust and we had approximately $42,000 of unrestricted cash , The trust account balance includes approximately $848,000 that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters’ discounts and commissions). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•
our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

Through December 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the year ended December 31, 2007, we earned $3,424,135 in interest income, of which $2,461,278 was received and $962,857 accrued as of December 31, 2007.

The following table shows the total funds held in the trust account through December 31, 2007:

Net proceeds from our initial public offering and private placement of units placed in trust	$94,605,000
Deferred underwriters’ discounts and compensation	4,000,000
Total interest received to date	2,461,278
Less total interest disbursed to us for working capital through December 31, 2007	(752,028)
Less total taxes paid through December 31, 2007	—
100,314,250
Treasury Bill interest accreted at December 31, 2007	962,857
Total funds held in trust account through December 31, 2007	$101,277,107

For the year ended December 31, 2007, we paid or incurred an aggregate of $507,351 in expenses for the following purposes:

•	Premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous operations related expenses including administrative fees.

We believe that we will have sufficient funds to allow us to operate through the date of liquidation assuming that a business combination is not consummated during that time. Working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:

•	payment of premiums associated with our director’s and officer’s insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous operations related expenses including administrative fees.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our IPO held in the trust fund have been invested only in United States "government securities," defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Santa Monica Media Corporation

We have audited the accompanying balance sheets of Santa Monica Media Corporation (a corporation in the development stage) as of December 31, 2007 and 2006, the related statements of operations and cash flows for the years ended December 31, 2007 and 2006, and the period from June 24, 2005 (inception) through December 31, 2007, and the statement of stockholders’ equity for the period from June 24, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financials statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Monica Medical Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from June 24, 2005 (inception) through December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/ Gumbiner Savett Inc.
Santa Monica, California
March 22 , 2008

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
BALANCE SHEETS
As of December 31, 2007 and December 31, 2006

	December 31, 2007		December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$	$ 41,589	$6,732
Cash and cash equivalents held in trust - restricted		101,277,107	-
Prepaids and other current assets		50,500	-

Total current assets		101,369,196	6,732

OTHER ASSETS

Deferred offering costs		-	957,646

Total other assets		-	957,646
TOTAL ASSETS		$101,369,196	$964,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable-related parties		$-	$305,000
Accounts payable and accrued liabilities		69,675	710,032
Income taxes payable		790,500
Deferred tax liability		325,000
Deferred underwriting liability		4,000,000	-
Total current liabilities		5,185,175	1,015,032

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at conversion value		19,720,992	-

TOTAL LIABILITIES		24,906,167	1,015,032

COMMITMENTS		-	-

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding		-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 16,038,125 issued and outstanding (including 2,499,999 subject to conversion) and 3,125,000 at December 31, 2007 and December 31, 2006, respectively		16,038	3,125
Additional paid-in capital		74,769,944	56,875
Retained earnings (deficit)		1,677,047	(110,654)
Total stockholders’ equity (deficiency)		76,463,029	(50,654)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$101,369,196	$964,378

The accompanying notes are an integral part of these financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006 and for the period from June 24, 2005 (inception) through December 31, 2007

	Year ended December 31, 2007	Year ended December 31, 2006	For the period from June 24, 2005 (inception) through December 31, 2007
Operating expenses
Professional fees	$119,974	$6,174	$133,512
Rent and facilities	22,500	-	67,500
Formation and operating costs	364,877	30,883	397,100
Total operating expenses	507,351	37,057	598,112

Other income (expense)
Interest income	3,424,135	-	3,424,135
Interest expense	(12,783)	(12,293)	(31,076)
Total other income (expense)	3,411,352	(12,293)	3,393,059

Income before provision for income taxes	2,904,001	(49,350)	2,794,947

Provision for income taxes
Current	791,300	800	792,900
Deferred	325,000	-	325,000
	1,116,300	800	1,117,900
Net income (loss)	$1,787,701	$(50,150)	$1,677,047

Weighted average shares outstanding - basic	12,818,688	4,225,171	7,726,733
Weighted average shares outstanding - fully diluted	15,345,922	4,225,171	10,253,967
Net income per share
Basic	$0.14	$(0.01)	$0.22
Fully diluted	$0.12	$(0.01)	$0.16

The accompanying notes are an integral part of these financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from June 24, 2005 (inception) through December 31, 2007

	Common Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Common shares issued June 24, 2005 at $.0128 per share	4,687,500	$4,688	$55,312	-	$60,000

Net loss				(60,504)	(60,504)

Balance at December 31, 2005	4,687,500	4,688	55,312	(60,504)	(504)

Shares reacquired	(1,562,500)	(1,563)	1,563	-	-

Net loss				(50,150)	(50,150)

Balance at December 31, 2006	3,125,000	3,125	56,875	(110,654)	(50,654)

Sale of units in private placement, including conversion of notes payable	413,125	413	3,304,587		3,305,000

Sale of units, net of underwriters’ discount and offering costs	12,500,000	12,500	91,107,482		91,119,982

Forgiveness of interest by a related party			21,992		21,992

Proceeds subject to possible conversion of 2,499,999 shares			(19,720,992)		(19,720,992)

Net income	-	-	-	1,787,701	1,787,701

Balance at December 31, 2007	16,038,125	$16,038	$74,769,944	$1,677,047	$76,463,029

The accompanying notes are an integral part of these financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	For the period from June 24, 2005 (inception) through
	December 31, 2007	December 31, 2006	December 31, 2007
Cash flow from operating activities:
Net income (loss)	$1,787,701	$(50,150)	$1,677,047
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Accretion in fair market value of Treasury Bills held in trust account	(962,857)	-	(962,857)
Amortization expense	59,375	-	59,375
Increase in other current assets	(14,250)	-	(14,250)
Increase in income taxes payable	790,500	-	790,500
Increase in deferred tax liability	325,000		325,000
Decrease in accounts payable and accrued expenses	(563,355)	(35,139)	(3,958)
Net cash provided by (used in) operating activities	1,422,114	(85,289)	1,870,857

Cash flows from investing activities:
Payment to trust account	(98,605,000)	-	(98,605,000)
Withdrawals from trust account	752,028	-	752,028
Proceeds from trust account	(2,461,278)	-	(2,461,278)
Net cash used in investing activities:	(100,314,250)	-	(100,314,250)

Cash flows from financing activities:
Proceeds from notes payable, related party	30,000	65,000	335,000
Payment on notes payable, related party	(30,000)	-	(30,000)
Proceeds from sale of shares of common stock	-	-	60,000
Proceeds from private placement	3,000,000	-	3,000,000
Proceeds from sale of units, net of offering costs	95,926,993	(102,413)	95,119,982
Net cash provided by (used in) financing activities	98,926,993	(37,413)	98,484,982

Net increase (decrease) in cash and cash equivalents at end of period	$34,857	$(122,702)	$41,589

Cash at beginning of period	6,732	129,434	-

Cash and cash equivalents at end of period	$41,589	$6,732	$41,589

Supplemental disclosure of non-cash investing and financing activities:

For the year ended December 31, 2007:

Deferred underwriting fees in the amount of $4,000,000 were accrued.

In connection with the public offering, $305,000 of related party debt was converted to units and interest in the amount of $21,992 was forgiven.

Shares subject to conversion in the amount of $19,720,992 were recorded as a liability and reduced the additional paid in capital associated with the public offering.

Directors’ and officers’ liability insurance was financed in the amount of $95,625.

There was a reduction of the accrual for offering cost in the amount of $150,635.

Deferred offering costs in the amount of $1,380,018 were charged against additional paid in capital at the time of the offering.

For the period from June 24, 2005 (inception) through December 31, 2007:

Deferred offering costs in the amount of $1,380,018 were charged against additional paid in capital at the time of the offering.

The accompanying notes are an integral part of these financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

As of December 31, 2007, the Company had not commenced any business operations. All activity through April 2, 2007 relates to the Company’s formation and a public offering (“Public Offering”) described below and in Note 2. Subsequent to that date, the Company commenced its research and investigation of suitable business combination opportunities. The Company is considered in the development stage and is subject to the risks associated with development stage companies.

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

On April 2, 2007, the Company completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) the Public Offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007. The proceeds of the Private Placement and a portion of the proceeds of the Public Offering together totaling $98,605,000 were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation which will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company had one stockholder as of July 31, 2005, Santa Monica Capital Partners LLC (“Initial Stockholder”). During August 2005 and April 2006, Santa Monica Capital Partners, LLC transferred an aggregate of 458,232 units to various parties including the outside directors and advisory board members (“Transferee Stockholders”) See Note 6. The Initial Stockholder and the Transferee Stockholders have agreed to vote all shares of common stock held by them in accordance with the vote cast by the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting provisions will no longer be applicable.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interprettion No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit. The Company has adopted FIN 48 as of January 1, 2007.

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the year ended December 31, 2007 and for the period from June 24, 2005 (inception) through December 31, 2007, there were no securities excluded from the computation because they are anti-dilutive.

	Years Ended		For the period from June 24, 2005 (inception) through
	December 31, 2007	December 31, 2006	December 31, 2007
Numerator:
Net income (loss) attributable to common stockholders	$1,787,701	$(50,150)	$1,677,047
Denominator:
Denominator for basic net income per share—weighted average shares	12,818,688	4,225,171	7,726,733
Effect of dilutive securities:
Warrants	2,527,234	—	2,527,234

Denominator for diluted income per share—adjusted weighted average shares	15,345,922	4,225,171	10,253,967

Basic earnings (loss) per share	$0.14	$(0.01)	$0.22

Diluted earnings (loss) per share	$0.12	$(0.01)	$0.16

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, money market funds - held in trust, prepaid expenses, accounts payable and accrued expenses, deferred underwriting fees payable, and income tax payable approximate their respective fair values, due to the short-term nature of these items.

Share-Based Payments

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on January 1, 2006 and expects that it could have a material impact on the Company’s financial statements to the extent that the Company grants stock-based compensation in future periods.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)“), which requires an acquirer to recognize in it financial statement as of the acquisition dat (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will effect how the Company accounts for the acquisition of a business after December 31, 2008.

Except for the aforementioned accounting standard, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

3. Note Payable - Related Party

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

4. Commitments - Related Party

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by Santa Monica Capital Corp, and subsequently, Santa Monica Capital Partners II, LLC an affiliate of Santa Monica Capital Corp., the Initial Stockholder. Such affiliate has agreed that it will make such services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing as of July 1, 2005 through January 5, 2006. Under the agreement as amended, the Company will not pay nor accrue additional fees until six months after consummation of the Public Offering of the Company’s securities. During each month following the six-month anniversary of the completion of the Public Offering, the Company will again begin to pay $7,500 per month, until the Company has paid aggregate fees of $180,000, or, if earlier, upon the completion of a Business Combination. As of December 31, 2007, the Company had incurred and paid $67,500 for such services.

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

In connection with the Public Offering described in Note 2 and private placement of Units described above, the Company issued warrants to purchase an aggregate 12,913,125 shares of its common stock which were outstanding as of December 31, 2007. The warrants have a weighted average exercise price of $6.00 per share, and a weighted average term of 39 months.

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

9. Income Taxes

The following table presents the current and deferred income tax provision for federal and state income taxes:

	2007	2006	For the period from June 24, 2005 (inception) through December 31, 2007
Current tax provision:
Federal	$627,500	$—	$627,500
State	163,800	800	165,400
	$791,300	$800	$792,900

Deferred tax provision:
Federal	241,000	—	241,000
State	84,000	—	84,000
	325,000	—	325,000
Total provision for income taxes:	$1,116,300	$800	$1,117,900

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.

Significant components of our net deferred tax liability at December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carry-forwards	$—	$43,000
Expenses deductible in future periods	85,000	—
Accretion	(410,000)	—
Total deferred tax assets (liabilities)	(325,000)	43,000
Valuation allowance	—	(43,000)
Net deferred taxes	$(325,000)	$—

In assessing the realizability of deferred tax assets of $85,000 and $43,000 at December 31, 2007 and 2006, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these net operating loss carryforwards become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Management's analysis of the deferred tax asset at December 31, 2007 concluded that the asset can be utilized in future periods. Therefore, there is no valuation allowance against this asset as of December 31, 2007. Based on our analysis in 2006, management concluded not to retain a deferred tax asset since it is uncertain whether we can utilize this asset in future periods. Therefore, the Company established a full reserve against this asset as of December 31, 2006. The valuation allowance decreased to zero representing a decrease of $43,000 during 2007.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2007, 2006 and the period from June 24, 2005 (inception) through December 31, 2007 follows:

	2007	2006	For the period from June 24, 2005 (inception) through December 31, 2007
Expected tax at 34%	$987,000	$(17,000)	$950,000
Change in valuation allowance	(43,000)	25,000	33,000
State income tax, net of federal tax benefit	169,000	(3,000)	163,000
Other	3,000	(4,200)	(28,000)
Provision for income taxes	$1,116,000	$800	$1,118,000

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  The Company recognized no cumulative effect adjustment as a result of adopting FIN 48.  At January 1, 2007 and December 31, 2007, we have no unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2007, we have no accrued interest and penalties related to uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including accrued interest and penalty is as follows (in millions):

Gross unrecognized tax benefits at January 1, 2007	$-
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-

Gross unrecognized tax benefits at December 31, 2007	$-

The Company is subject to taxation in the U.S. and California. The tax years 2005 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently is not under examination by any tax authority.

10. Summarized Quarterly Data (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2007.

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net income (loss)	$450,429	$641,186	$708,150	$(12,064)
Net income per share
Basic	$0.03	$0.04	$0.04	$(0.00)
Diluted	$0.02	$0.03	$0.04	$(0.00)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including our chief executive and principal financial officer. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company currently has no employees and all of its accounting and financial reporting activities are performed by a consultant and a bookkeeping service. Accordingly, the Company has been unable to segregate the accounting procedures over financial activities to provide adequate internal controls. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

Information required by Items 401,405, 406 and 407(c)(3),(d)(A) and (d)(5) of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Directors, Executive Officers, Promoters and Control Persons” and “Code of Ethics.”

Item 11. Executive Compensation

Information required by Item 402 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by Items 404 and 407(A) of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

See Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. .

Santa Monica Media Corporation

By:	/s/ David M. Marshall
Name: David M. Marshall
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David M. Marshall	Chief Executive Officer, Chairman and Director	March 31, 2008
David M. Marshall	(Principal Executive Officer)

/s/ Kurt Brendlinger	Chief Financial Officer and Director	March 31, 2008
Kurt Brendlinger	(Principal Accounting and Financial Officer)

	Chief Technology Officer, Secretary and Director	March 31, 2008
/s/ Eric Pulier
Eric Pulier

	Director	March 28, 2008
/s/ Scott Sassa
Scott Sassa

	Director	March 29, 2008
/s/ Dallas Clement
Dallas Clement

	Director	March 28, 2008
/s/ Sharyar Baradaran
Sharyar Baradaran

	Director	March 28, 2008
/s/ Robert Schultz
Robert Schultz

EXHIBIT INDEX

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