Form 10-K/A
period 2007-12-31
Santa Monica Media CORP
filed 2008-04-29
CIK 1337927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 130215(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on March 31, 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors and executive officers of the Company are as follows:

Name	Age	Position

David Marshall	44	Chairman of the Board and Chief Executive Officer
Kurt Brendlinger	46	Chief Financial Officer and Director
Eric Pulier	41	Chief Technology Officer, Secretary and Director
Scott Sassa	48	Director
Dallas Clement	43	Director
Robert Schultz	77	Director
Sharyar Baradaran	40	Director

David Marshall has served as our Chairman of the Board and Chief Executive Officer since our inception. Mr. Marshall is co-founder of Youbet.com, Inc. (NASDAQ:UBET), the largest legal online gaming company in the U.S. based on total wagers. Since December 1999, Mr. Marshall has been a financial principal and/or consultant to various emerging growth companies providing finance, acquisition and operational expertise including the funding of InterMetro Communications Inc, a Voice-Over-Internet-Protocol company in 2006. In September 2005, Mr. Marshall founded NUI, LLC, a food & beverage, media & entertainment company focused solely on encouraging children to be smart, fit and happy. Since 2006, Mr. Marshall serves as Chairman of the Board of Pro Elite, Inc. (PELE.PK), a company that conducts a mixed martial arts business both live and on line.

Kurt Brendlinger has served as our Chief Financial Officer and a director since our inception. From January 2002 to June 2004, Mr. Brendlinger was Chief Executive Officer and President of Rainmakers, Inc., an Internet marketing services company for the entertainment industry and currently serves as its Chief Executive Officer. Rainmakers has service agreements with Sony Pictures, Revolution Studios, 20th Century Fox, Dreamworks, Walden/AFG, and Initial Entertainment. Since July 2004, Mr. Brendlinger has been the Managing Director of Aaron Fleck & Associates, LLC, a registered investment advisor where he is responsible for deal sourcing, capital raising, venture capital and private equity investments and asset management. Since 2006, Mr. Brendlinger is a director of Pro Elite, Inc. (PELE.PK), a company that conducts a mixed martial arts business both live and on line. Mr. Brendlinger is also Chairman of NuRx Pharmaceuticals, Inc. (NURX.OB), a clinical stage biotechnology company focusing on retinoid and rexinoid therapeutics for applications in oncology and other highly prevalent diseases.

Eric Pulier has been our Secretary and a director since our inception and also holds the position of Chief Technology Officer. Mr. Pulier was founder and, since January 2001, has served as the Executive Chairman of SOA Software, Inc., a developer of enterprise software in the areas of security and management, specifically, service-orientated architecture, or SOA, solutions. The company’s recent growth has been driven by the addition of new customers including AARP, JetBlue and Merrill Lynch. Since November 2004, he has served as a director of ARTISTdirect, Inc. (OTCBB:ARTD), a digital media entertainment company that offers an online music community and media anti-piracy solutions. In April 2005, Mr. Pulier brought and subsequently advised ARTD on the acquisition of Media Defender for $43 million.

In January 2003, Mr. Pulier was appointed as a board member of the Center for Telecommunications Management (CTM) at the Marshall School of Business at USC, a global organization dedicated to thought leadership for the networked digital economy.

Scott Sassa was the CEO in Residence of Kleiner Perkins Caufield & Byers, a venture firm focused on early stage technology companies, from July 2005 until March 2006. Since March 2006, Mr. Sassa has been involved as the Founder and CEO of W Cubed Media, an Internet start-up focused on user generated on-line media content. From June 2004 to July 2005, Mr. Sassa was President and Chief Executive Officer of Friendster, Inc., an Internet based social network. Mr. Sassa focused on personal investments from June 2003 to June 2004. From September 1997 through June 2003, Mr. Sassa worked for General Electric Company (NYSE:GE), a diversified industrial corporation engaged in developing, manufacturing and marketing a wide variety of products for the generation, transmission, distribution, control and utilization of electricity. While at the General Electric Company, from May 1999 to June 2003, Mr. Sassa was the President of NBC West Coast, a division of NBC Universal, Inc., which is a media and entertainment conglomerate.

Dallas Clement has served as a director since August 2005. Since August 2000, Mr. Clement has been the Senior Vice President of Strategy and Development for Cox Communications, Inc., a multi-service broadband communications company. Mr. Clement oversees development and growth strategies related to the Cox Communications, Inc.’s video, voice and high-speed Internet services. Mr. Clement is a member of our Audit Committee.

Robert Schultz has served as a director since August 2005. From June 2002 to October 2005, Mr. Schultz served as chairman of Advanced Electron Beams, Inc. a company that utilizes its proprietary electron beam technology to build and market unique electron beam systems for advanced manufacturing processes and environmental control. He resigned from the AEB board in October 2005. Since April 2000, he has been a member of the board of directors of MCT Corporation. MCT Corporation builds and operates cellular phone systems in Russia and Central Asia. He was elected to the National Academy of Engineering in 1992. Mr. Schultz is a member of our Audit Committee.

Sharyar Baradaran has served as a director since April 2006. Since January 2001 Mr. Baradaran has served as Chief Executive Officer and chairman of BaradaranVentures, a privately held investment fund located in Los Angeles, California. Since November 2003, Mr. Baradaran has served on the board of directors of InnerWorkings Inc., a leading provider of print and related procurement services. Mr. Baradaran has served on the board of directors of Rainmakers, Inc., an Internet marketing services company for the entertainment industry from November 2002 until the present, on the board of directors of MOTA Inc., an Internet-based, used-vehicle remarketing solution for institutional sellers’ off-lease vehicle portfolios from September 2005 until the present, and on the board of directors of ISENSIX, Inc, a provider of hospital-safe remote proprietary wireless and web based systems, from August, 2006 to the present. Mr. Baradaran has been engaged as a consultant and on the advisory board of Echo Global Logistics Inc., a transportation management firm providing superior cost savings technology and services for companies ranging from small enterprises to the Fortune 100, from August 2005 until the present. From June 2002 until December 2004, Mr. Baradaran served on the advisory board of ISENSIX Inc., a propriety wireless and web-based system providing safety/quality management solutions for vital systems in hospital, blood bank, and clinical laboratories. Mr. Baradaran also served on the advisory board of KIYON Inc., a provider of autonomic mesh networking products, technology and services for wireless and wired markets, from December 2003 until September 2005. Mr. Baradaran is a Director of NuRx Pharmaceuticals, Inc. (NURX.OB), a clinical stage biotechnology company focusing on retinoid and rexinoid therapeutics for applications in oncology and other highly prevalent diseases. Mr. Baradaran is a member of our Audit Committee.

Our board of directors consists of only one class of directors with each director elected for a one-year term. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

Advisory Board

We also may consult, from time to time, with certain individuals who have experience in the communications, media, gaming and/or entertainment/industries, which we call our special advisors, each of whom is also a stockholder of our company, who may assist us in our search for and evaluation of our target business and other matters relating to our operations. The members of the advisory board do not owe us any fiduciary duties with respect to the execution of their duties. No compensation of any kind, including finder’s and consulting fees, will be paid by us to any of our advisory board members, or any of their affiliates, for services rendered to us prior to or in connection with the consummation of our initial business combination. These advisors are as follows:

Stan Golden has over 26 years of experience in international television programming co-production, merchandising, distribution, broadcasting and cable/network development. In April 1988, Mr. Golden joined Saban International, a division of Saban Entertainment, as President in charge of launching a global television programming distribution business. In September 1994, during Mr. Golden’s tenure, Saban Entertainment, now BVS Entertainment, an independent television production company, created Saban International Paris, Saban Entertainment’s French animation studio. From October 1999 to June 2002, Mr. Golden also served as President of Program Distribution for Fox Kids Europe (a division of Fox Family Worldwide), supervising all of its program distribution, co-production and acquisitions. Since June 2002, Mr. Golden has been the Managing Partner for Golden Touch Media LLC, a consulting firm in the media and entertainment industries.

Cary Granat is the Chief Executive Officer and Co-founder with Michael Flaherty of Walden Media, a diversified media company which was founded in September 2000. In addition to his duties as Chief Executive Officer of Walden Media, Mr. Granat was appointed as President of Anschutz Film Group, or AFG, a diversified entertainment company, in April 2004. As President, he oversees creative, production and marketing activities for AFG subsidiaries Walden Media and Bristol Bay Productions. Mr. Granat currently serves on the board of directors of the World Information Transfer, a non-governmental organization in general consultative status with the United Nations.

James R. Miller has been the Chairman of Midwood Media & Communications, Inc., a media-consulting firm, since February 2000. Mr. Miller held the following positions at Warner Bros. Entertainment, Inc., a producer of film and television entertainment: he was the President of Worldwide Theatrical business operations from December 1998 to January 2000; from January 1990 to December 1997; he was the Executive Vice President of Business Acquisitions; from January 1987 to December of 1989, he was the Senior Vice President Worldwide Business Affairs; from January 1983 to December 1986 he was Vice President of Business Affairs; and from September 1979 to December 1982, he was the Vice President of Studio Business Affairs.

Director Independence
Our board of directors has determined that Messrs. Clement, Sassa, Baradaran and Schultz are “independent directors” as defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and as defined by the rules of the American Stock Exchange.

Audit Committee
Our audit committee currently consists of Messrs. Clement, Baradaran and Schultz.

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also selects the firm that will serve as our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

We have agreed with the underwriters that our audit committee will review and approve all expense reimbursements made to our officers, directors or senior advisors and that any expense reimbursement payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Financial Experts on Audit Committee
The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Clement satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

Nominating and Compensation Committees
Our nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. Our compensation committee is responsible for recommending the compensation of our executive officers.

The nominating committee and compensation committee each consists of Dallas Clement, as chairman, Scott Sassa and Sharyar Baradaran, each of whom is an independent director under the American Stock Exchange listing standards.

Guidelines for Selecting Director Nominees
We will establish guidelines for selecting nominees that generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment.

Code of Conduct and Ethics; Related Party Transactions
We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed the code of conduct and ethics with the SEC. Our board of directors has adopted a general policy that related party transactions, including determination of executive compensation, should be on terms no less favorable to the Company than terms available in bona fide third party transactions. A copy of the code can be obtained free-of-charge upon written request to:

Corporate Secretary
Santa Monica Media Corporation
12121 Wilshire Blvd., Suite 1001
Los Angeles, CA 90025

Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11.	Executive Compensation

Executive Officer and Director Compensation
Members of our management team, including our directors, have not received any cash or other compensation for services rendered to us to date. Commencing on July 5, 2005 through the acquisition of a target business, we have agreed to pay Santa Monica Capital Corp, an entity owned and controlled by Mr. Marshall, a total of $7,500 per month for office space and administrative services, including secretarial support. On October 1, 2007, this agreement was assigned to Santa Monica Capital Partners II, LLC, and entity owned and controlled by Messrs. Marshall, Brendlinger and Pulier. This arrangement was agreed to by Santa Monica Capital Corp. for our benefit and is not intended to provide Messrs. Marshall, Brendlinger and Pulier compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. For the year ended December 31, 2007, we paid an aggregate of $67,500, $45,000 to Santa Monica Capital Corp for services accured through January 5, 2006, 2005, and $22,500 to Santa Monica Capital Partners II, LLC for services rendered October 1 through December 31, 2007 pursuant to the arrangement.

Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any members of our management team, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, members of our management team, including our directors, who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Compensation Discussion and Analysis
We have not included a compensation discussion and analysis, as members of our management team, including our directors, have not received any cash or other compensation for services rendered to us during the year ended December 31, 2007.

Conflicts of Interest
Potential investors should be aware of the following potential conflicts of interest:

•
None of our officers and directors is required to commit his full time to our business and, accordingly, our officers and directors may have conflicts of interest in allocating management time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a more complete description of our management’s other affiliations, see Item 10-Directors, Executive Officers and Corporate Governance.

•
Our officers and directors are currently affiliated with, and may in the future become affiliated with, entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. For example, David Marshall our Chief Executive Officer is a member of the Board of Directors of Youbet.com, Inc., an online gaming company, and Pro Elite, Inc which conducts a mixed martial arts business both live and online.

•	We may acquire a business that is affiliated with one or more of our officers, directors or advisory board members, which may create conflicts of interest affecting such persons and which may result in a transaction that is not as favorable to our public stockholders as a transaction that lacks such conflicts of interest. We will not acquire any business that is currently affiliated with any of our other existing stockholders.

•	Since our officers and directors own shares of our common stock that will become transferable only if a business combination is completed and certain of our officers and directors will beneficially own warrants purchased in the private placement that will expire worthless if a business combination is not consummated, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. Additionally they may enter into consulting or employment agreements with the company as part of a business combination.

•	The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. These interests may include their equity interests in the company, reimbursements for expenses to the extent we have access to insufficient proceeds outside of the trust account for such reimbursement, and any interest in employment with potential target businesses.

•	Directors and officers will receive reimbursement for out-of-pocket expenses incident to the offering and identifying and investigating a suitable business combination, to the extent such expenses do not exceed the available proceeds held outside of the trust account unless we consummate a business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

Each of our officers and directors has certain pre-existing fiduciary obligations to other entities that may cause him to have conflicts of interest in determining to which entity he presents a specific business opportunity. To the extent that one of our officers or directors identifies a business opportunity that may be suitable for an entity that he has a pre-existing fiduciary obligation to, he may honor his pre-existing fiduciary obligation to that entity. Accordingly, he may not present opportunities to us that otherwise may be attractive to such entity unless it has declined to accept such opportunities.

In connection with the vote required for any business combination, all of our existing stockholders (including our officers and directors) have agreed to vote their respective shares of common stock then-owned by them (including shares acquired in this offering and in the aftermarket) in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in this offering and voted in connection with our initial business combination. In addition, they have agreed to waive their respective rights to conversion of their shares in connection with the vote on our initial business combination and to participate in any liquidation distribution, but only with respect to those shares of common stock acquired by them prior to this offering including shares underlying the units acquired in the private placement.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our existing stockholders (including our officers, directors or advisory board members) unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 29, 2008, by:

•
each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants or our other outstanding warrants, as we do not believe that these warrants will become exercisable within 60 days of April 29, 2008.

Name	Number of Shares	Percentage of Class (1)	Relationship to Us
David Marshall (2) (3) 12121 Wilshire Boulevard Suite 1001 Los Angeles, CA 90025	3,079,893	19.2%	Chairman of the Board, Chief Executive Officer
Kurt Brendlinger (2) (4) 12121 Wilshire Boulevard Suite 1001 Los Angeles, CA 90025	3,079,893	19.2%	Director, Chief Financial Officer
Eric Pulier (2) (5) 12121 Wilshire Boulevard Suite 1001 Los Angeles, CA 90025	3,079,893	19.2%	Director, Chief Technology Officer, Secretary
Scott Sassa 657 Perugia Way Los Angeles, CA 90077	37,560	* %	Director
Dallas Clement 1400 Lake Hearn Drive Atlanta, GA 90319	37,560	* %	Director
Robert Schultz 1140 Black Birch Drive Aspen, CO 81611	37,560	* %	Director
Sharyar Baradaran (6) 414 North Camden Drive Beverly Hills, CA 90210	3,117,453	19.4%	Director
Santa Monica Capital Partners, LLC (7) 12121 Wilshire Boulevard Suite 1001 Los Angeles, CA 90025	3,079,893	19.2%	Stockholder
All directors and executive officers as a group (7 individuals)	3,162,525	22.1%

Deutsche Bank AG (8) Theodor-Heuss-Allee 70 60468 Frankfurt am Main Federal Republic of Germany	949,121	5.9%	Stockholder
President and Fellows of Harvard College (9) Harvard Management Company, Inc. 600 Atlantic Avenue Boston, MA 02210	1,050,000	6.5%	Stockholder
Highbridge Intenational LLC/HighBridge Fixed Income Opportunity Master Fund, LP/Highbridge Fixed Income Opportunity Institutional Fund, LTD./Highbridge Capital Management LLC/Glenn Dubin/Henry Swieca (10) 9 West 57th Street, 27th Floor New York, NY 10019	1,061,084	6.6%	Stockholder

Sapling LLC/Fir Tree Capital Opportunity Master Fund, L.P./Fir Tree, Inc. (11) 505 5th Avenue 23rd Floor New York, New York 10017	1,587,300	9.9%	Stockholder
QVT Financial LP/QVT Financial GP LLC/QVT Fund LP/QVT Associates GP LLC (12) 1177 Avenue of the Americas 9th Floor New York, New York 10036	1,365,900	8.5%	Stockholder
Weiss Asset Management, LLC/Weiss Capital, LLC/Andrew M. Weiss 29 Commonwealth Avenue 10th Floor Boston, MA. 02116	849,800	5.3%	Stockholder
CITIGROUP Investment Research	809,117	5.0%	Stockholder

*	Less than 1%.

(1)	Based on a total of 16,038,125 shares of the Company’s common stock issued and outstanding on March 31, 2008.

(2)
These shares are owned of record by Santa Monica Capital Partners, LLC. Messrs. Marshall, Brendlinger, Pulier and Baradaran beneficially own 28.8%, 28.8%, 28.8% and 13.6%, respectively. Each of Messrs. Marshall, Brendlinger, Pulier and Baradaran disclaims beneficial ownership of shares of our common stock in excess of his percentage ownership of Santa Monica Capital Partners, LLC. Santa Monica Capital Partners, LLC does not conduct any business other than serving as a holding company for our securities that are beneficially owned by these four individuals.

(3)	Mr. Marshall’s interest in Santa Monica Capital Partners, LLC is held indirectly by Santa Monica Capital LLC, of which he is the sole member.

(4)	Mr. Brendlinger’s interest in Santa Monica Capital Partners, LLC is held indirectly by E’s Holdings, Inc. of which he is the sole shareholder.

(5)	Mr. Pulier’s interest in Santa Monica Capital Partners, LLC is held indirectly by New Vision Ventures LLC of which he is Manager.

(6)
Mr. Baradaran is the record owner of 37,560 shares of our common stock and the beneficial owner of the shares of Santa Monica Media Corporation that are owned by Santa Monica Capital Partners, LLC, as described in note (2). Mr. Baradaran possesses sole voting and dispositive authority over 413,860 shares of our common stock owned by Santa Monica Capital Partners, LLC.

(7)
Santa Monica Capital Partners, LLC is the record owner of the shares of our common stock listed opposite its name in the above table. As described above in notes (2) and (6), Messrs. Marshall, Brendlinger, Pulier and Baradaran beneficially own shares of our common stock by reason of their ownership of Santa Monica Capital Partners, LLC.

(8)	13G filed February 6, 2008

(9)	13G filed February 13, 2008

(10)	13G/A filed February 1, 2008

(11)	13G filed February 14, 2008

(12)	13G/A filed February 6, 2008

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have agreed to pay to Santa Monica Capital Corp., an affiliate of our Chief Executive Officer, David Marshall, a monthly fee of $7,500 for general and administrative services including office space, utilities and secretarial support. We have accrued an aggregate fee of $45,000 for the six-month period from July 5, 2005 to January 5, 2006. We have agreed with Santa Monica Capital Corp. that no monthly fee will accrue for the period from January 5, 2006 until the six-month anniversary of the completion of this offering, at which time we will pay to Santa Monica Capital Corp. the entire accrued amount of $45,000 for the period prior to January 5, 2006. During each month following the six-month anniversary of the completion of this offering, we will pay a fee of $7,500 to Santa Monica Capital Corp. Our obligation to pay such fees will terminate as soon as we have paid aggregate fees of $180,000 to Santa Monica Capital Corp. or, if earlier, upon the completion of our initial business combination. This agreement was assigned to Santa Monica Capital Partners II, LLC, an entity owned and controlled by Messrs. Marshall, Brendlinger and Pulier, on October 1, 2007. As of December 31, 2007, the Company had incurred and paid $67,500 for such services.

The arrangement with Santa Monica Capital Corp. is solely for our benefit and is not intended to provide any of our officers or directors with compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Los Angeles metropolitan area, that the fee charged by Santa Monica Capital Corp. is at least as favorable as we could have obtained from an unaffiliated person.

Santa Monica Capital Partners, LLC had advanced an aggregate of $305,000 to us to cover expenses related to the Public Offering and our operating expenses. The loan bore interest of 5% per annum. The note along with accrued interest of $21,992 was converted into 38,125 units on April 2, 2007 in connection with the Public Offering.

We will reimburse our officers, directors, members of our advisory board and their respective affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of such out-of-pocket expenses that are reimbursable by us in the event we consummate a business combination, which will be reviewed only by our audit committee or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee described above and reimbursable out-of-pocket expenses payable to our officers, directors and advisory board members, no compensation or fees of any kind, including finders and consulting fees, has been paid by us to any of our officers, directors or advisory board members, or their affiliated entities since January 1, 2006.

Director Independence

Our board of directors has determined that Messrs. Sassa, Clement, Baradaran and Schultz are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange.

Item 14.	Principal Accountant Fees and Services.

Gumbiner Savett, Inc. (“Gumbiner”) is exclusively responsible for the opinion rendered in connection with its examination.

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
Audit fees	$98,675	$115,225
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$98,675	$115,225

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Gumbiner in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Gumbiner to audit our financial statements for the year ended December 31, 2007, we retained Gumbiner to provide tax preparation work to us for our 2007 fiscal year. We understand the need for Gumbiner to maintain objectivity and independence in its audit of our financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2008

SANTA MONICA MEDIA CORPORATION

By:	/s/ Kurt Brendlinger
Kurt Brendlinger Chief Financial Officer