Form 10QSB/A
period 2007-09-30
Santa Monica Media CORP
filed 2008-05-06
CIK 1337927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 001-33370

SANTA MONICA MEDIA CORPORATION
  (Exact name of small business issuer as specified in its charter)

Delaware	59-3810312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12121 Wilshire Blvd., Suite 1001 Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 515-3222

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

As of May 6, 2008, the registrant had outstanding 16,038,125 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Explanatory Note

This amendment is being filed to reflect a restatement to the provision for income taxes and related income tax liabilities with respect to the taxability for state income tax purposes of interest earnings from investments in Treasury Bills and to restate the number of fully diluted weighted average shares outstanding. This amendment conforms the interim accounting to the audited financial statements for the 2007 year as filed in the annual statement on Form 10-K for December 31, 2007.

The following Items and Exhibits of our original Form 10-QSB are amended by this amendment:

•	Part I - Item 1. Financial Statements (unaudited)
o	Balance Sheets
o	Statements of Income
o	Statement of Stockholders’ Equity
o	Statements of Cash Flows
o	Note 1 to Financial Statements
o	Note 9 to Financial Statements
•	First sentence of last paragraph of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II - Item 6. Exhibits;
•	Exhibits 31.1 and 32.1 - Certification of Chief Executive Officer; and
•	Exhibit 31.2 and 32.2 - Certification of Chief Financial Officer.

Except for the foregoing Items, this amendment does not modify any disclosures contained in our original Form 10-QSB. Additionally, the text of this amendment, except for the restatement information, speaks as of the filing date of the original Form 10-QSB and does not attempt to update the disclosures in our original Form 10-QSB or to discuss any developments subsequent to the date of the original filing. In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the original Form 10-QSB and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing dates of the original Form 10-QSB and this amendment.

TABLE OF CONTENTS

Part I — Financial Information
Item 1. — Financial Statements
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007 (Restated)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$361,637	$6,732
Cash and cash equivalents held in trust	100,284,021	-
Prepaids and other current assets	68,914	-
Total current assets	100,714,572	6,732
OTHER ASSETS

Deferred offering costs	-	957,646
Total other assets	-	957,646
TOTAL ASSETS	$100,714,572	$964,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable-related parties	$-	$305,000
Accounts payable and accrued liabilities	162,475	710,032
Income taxes payable	375,200	-
Deferred income taxes payable	443,500	-
Deferred underwriting liability	4,000,000	-
Total current liabilities	4,981,175	1,015,032

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at conversion value	19,720,992	-

TOTAL LIABILITIES	24,702,167	1,015,032

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 16,038,125 issued and outstanding (including 2,499,999 subject to conversion) and 3,125,000 at September 30, 2007 and December 31, 2006, respectively	16,038	3,125
Additional paid-in capital	74,769,944	56,875
Retained earnings (deficit)	1,226,423	(110,654)
Total stockholders’ equity (deficit)	76,012,405	(50,654)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,714,572	$964,378

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
STATEMENTS OF INCOME
For the period from June 24, 2005 (inception) through September 30, 2007
(Unaudited)

	Three Months Ended September 30, 2007 (Restated)	Nine Months Ended September 30, 2007 (Restated)	For the period from June 24, 2005 (inception) through September 30, 2007 (Restated)
Operating expenses
Professional fees	$55,674	$90,372	$103,910
Rent and facilities	-	-	45,000
Formation and operating costs	80,573	172,426	204,649
Total operating expenses	136,247	262,798	353,559

Other income (expense)
Interest income	1,206,877	2,431,049	2,431,049
Interest expense	(1,444)	(11,674)	(29,967)
Total other income (expense)	1,205,433	2,419,375	2,401,082

Net income before provision for income taxes	1,069,186	2,156,577	2,047,523

Provision for income taxes
Current	(15,500)	376,000	377,600
Deferred	443,500	443,500	443,500
	428,000	819,500	821,100

Net income	$641,186	$1,337,077	$1,226,423

Weighted average shares outstanding - basic	16,038,125	11,733,750	6,804,359
Weighted average shares outstanding - fully diluted	18,836,531	14,532,156	9,602,765
Net Income per share
Basic	$0.04	$0.11	$0.18
Fully diluted	$0.03	$0.09	$0.13

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (inception) through September 30, 2007
(Unaudited)

	Common Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit) (Restated)	Total (Restated)
Common shares issued June 24, 2005 at $.0128 per share	4,687,500	$4,688	$55,312	-	$60,000

Net loss				(60,504)	$(60,504)

Balance at December 31, 2005	4,687,500	4,688	55,312	(60,504)	(504)

Shares reacquired	(1,562,500)	(1,563)	1,563	-	-

Net loss				(50,150)	$(50,150)

Balance at December 31, 2006	3,125,000	3,125	56,875	(110,654)	(50,654)

Sale of units in private placement, including conversion of notes payable	413,125	413	3,304,587		3,305,000

Sale of units, net of underwriters' discount and offering costs	12,500,000	12,500	91,107,482		91,119,982

Forgiveness of interest by a related party			21,992		21,992

Proceeds subject to possible conversion of 2,499,999 shares			(19,720,992)		(19,720,992)

Net income	-	-	-	1,337,077	1,337,077

Balance at September 30, 2007	16,038,125	$16,038	$74,769,944	$1,226,423	$76,012,405

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007 (Restated)	For the period from June 24, 2005 (inception) through September 30, 2007 (Restated)
Cash flow from operating activities:
Net income	$1,337,077	$1,226,423
Adjustments to reconcile net income to net cash provided by operating activities
Accretion in fair market value of Treasury Bills held in trust account	(1,179,830)	(1,179,830)
Amortization of insurance expense	43,750	43,750
Change in other current assets	(17,039)	(17,039)
Increase in income taxes payable	375,200	375,200
Increase in deferred income taxes	443,500	443,500
Increase (decrease) in accounts payable and accrued expenses	(470,555)	88,842
Net cash provided by operating activities	532,103	980,846

Cash flows from investing activities:
Payment to trust account	(98,605,000)	(98,605,000)
Withdrawals from trust account	751,988	751,988
Proceeds from trust account	(1,251,179)	(1,251,179)
Net cash used in investing activities:	(99,104,191)	(99,104,191)

Cash flows from financing activities:
Proceeds from notes payable, related party	30,000	335,000
Payment on notes payable, related party	(30,000)	(30,000)
Proceeds from sale of shares of common stock	-	60,000
Proceeds from private placement	3,000,000	3,000,000
Proceeds from sale of units, net of offering costs	95,926,993	95,119,982
Net cash provided by financing activities	98,926,993	98,484,982

Net increase in cash and cash at end of period	$354,905	$361,637

Cash at beginning of period	6,732	-

Cash at end of period	$361,637	$361,637

Supplemental disclosure of non-cash financing activity:

For the nine months ended September 30, 2007:
Accrued deferred underwriting fees	$4,000,000

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

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

NOTE 1: BASIS OF PRESENTATION

Restatement of financial statements:

This amendment is being filed to reflect a restatement to the provision for income taxes and related income tax liabilities with respect to the taxability for state income tax purposes of interest earnings from investments in Treasury Bills and to restate the number of fully diluted weighted average shares outstanding. This amendment conforms the interim accounting to the audited financial statements for the 2007 year as filed in the annual statement on Form 10-K for December 31, 2007.

The following table presents the effect of the restatement on the balance sheet:

	September 30, 2007 (unaudited)
	As previously reported	Adjustments	As Restated

Income taxes payable	$698,700	$(323,500)	$375,200
Deferred income taxes payable	$-	$443,500	$443,500
Retained earnings	$1,346,423	$120,000	$1,226,423

The following table summarizes the effect of the restatement on the statement of income:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007			For the period from June 24, 2005 (inception) through September 30, 2007
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Provision for income taxes - current	$308,195	$(323,695)	$(15,500)	$699,500	$(323,500)	$376,000	$701,100	$(323,500)	$377,600
Provision for income taxes - deferred	$-	$443,500	$443,500	$-	$443,500	$443,500	$-	$443,500	$443,500
Net income	$760,991	$(119,805)	$641,186	$1,457,077	$(120,000)	$1,337,077	$1,346,423	$(120,000)	$1,226,423
Weighted average shares outstanding - fully diluted	16,083,125	2,753,406	18,836,531	11,733,750	2,798,406	14,532,156	6,804,359	2,798,406	9,602,765
Net income per share - fully diluted	$0.05	$(0.02)	$0.03	$0.11	$(0.02)	$0.09	$0.20	$(0.07)	$0.13

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

9. Income Taxes

The following table presents the current and deferred income tax provision for federal and state income taxes:

	Three months ended September 30, 2007	Nine months ended September 30, 2007	For the period from June 24, 2005 (inception) through September 30, 2007
Current tax provision:
Federal	$(92,700)	$298,000	$298,000
State	77,200	78,000	79,600
	(15,500)	376,000	377,600

Deferred tax provision:
Federal	339,500	339,500	339,500
State	104,000	104,000	104,000
	443,500	443,500	443,500
Total provision for income taxes	$428,000	$819,500	$821,100

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

Significant components of the Company's net deferred tax liability at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Net operating loss carry-forwards	$—	$43,000
Expenses deductible in future periods	62,000	—
Accretion of interest on US treasury bills	(505,500)	—
Total deferred tax assets (liabilities)	(443,500)	43,000
Valuation allowance	—	(43,000)
Net deferred taxes	$(443,500)	$—

In assessing the realizability of deferred tax assets of $62,000 and $43,000 at September 30, 2007 and December 31, 2006, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Management's analysis of the deferred tax asset at September 30, 2007 concluded that the asset can be utilized in future periods. Therefore, there is no valuation allowance against this asset as of September 30, 2007. Based on the Company’s analysis in 2006, management concluded not to retain a deferred tax asset since it was uncertain whether the Company could utilize this asset in future periods. Therefore, the Company established a full reserve against this asset as of December 31, 2006. The valuation allowance decreased to zero representing a decrease of $43,000 during the nine months ended September 30, 2007.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes for the three and nine months ended September 30, 2007, and the period from June 24, 2005 (inception) through September 30, 2007 follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007	For the period from June 24, 2005 (inception) through September 30, 2007
Expected tax at 34%	$364,000	$733,000	$696,000
Change in valuation allowance	--	(43,000)	--
State income tax, net of federal tax benefit	57,000	114,000	109,000
Other	7,000	15,500	16,100
Provision for income taxes	$428,000	$819,500	$821,100

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  The Company recognized no cumulative effect adjustment as a result of adopting FIN 48.  At January 1, 2007 and September 30, 2007, the Company has no unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of September 30, 2007, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2005 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company currently is not under examination by any tax authority.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the period from June 24, 2005 (inception) through September 30, 2007, we generated net income of $1,226,423 resulting from earnings from investment on our offering proceeds less costs attributable to organization, formation, investigation of business opportunities and general and administrative expenses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA MONICA MEDIA CORPORATION
(Registrant)

Date: May 6, 2008	By:	/s/ KURT BRENDLINGER
Kurt Brendlinger
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)

32.1	Certification of Chief Excutive Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002