Form 10-Q
period 2008-03-31
Santa Monica Media CORP
filed 2008-05-15
CIK 1337927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33370

SANTA MONICA MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	59-3810312
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12121 Wilshire Blvd., Suite 1001
Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

(310) 515-3222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
Yes ☑ No ☐

Number of shares of Santa Monica Media Common Stock, $.001 par value, issued and outstanding as of May 15, 2008: 16,038,125.

SANTA MONICA MEDIA CORPORATION

Form 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

SANTA MONICA MEDIA CORPORATION
 (a corporation in the development stage)
 CONDENSED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$221,897	$41,589
Cash and cash equivalents held in trust	100,975,116	101,277,107
Prepaids and other current assets	34,256	50,500
Total current assets	101,231,269	101,369,196
TOTAL ASSETS	$101,231,269	$101,369,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$225,893	$69,675
Deferred interest on funds held in trust	174,000	-
Income taxes payable	286,500	790,500
Deferred tax liability	292,000	325,000
Deferred underwriting liability	4,000,000	4,000,000
Total current liabilities	4,978,393	5,185,175

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at
conversion value	19,720,992	19,720,992

TOTAL LIABILITIES	24,699,385	24,906,167

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
16,038,125 issued and outstanding (including 2,499,999 subject
to conversion) at March 31, 2008 and December 31, 2007	16,038	16,038
Additional paid-in capital	74,769,944	74,769,944
Retained earnings	1,745,902	1,677,047
Total stockholders’ equity	76,531,884	76,463,029
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,231,269	$101,369,196

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
 (a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007 and for the period from June 24, 2005 (inception) through March 31, 2008
Unaudited

			For the period from June
			24, 2005 (inception)
	Three Months Ended	Three Months Ended	through
	March 31, 2008	March 31, 2007	March 31, 2008
Operating expenses
Professional fees	$40,439	$2,192	$173,951
Rent and facilities	22,500	-	90,000
Formation and operating costs	328,500	5,073	725,600
Total operating expenses	391,439	7,265	989,551

Other income (expense)
Interest income	798,030	-	4,222,165
Interest expense	(736)	(3,999)	(31,812)
Total other income (expense)	797,294	(3,999)	4,190,353

Income before provision for income taxes	405,855	(11,264)	3,200,802

Provision for income taxes
Current	196,000	800	988,900
Deferred	(33,000)	-	292,000
	163,000	800	1,280,900
Income (loss) before allocation of trust fund interest	242,855	(12,064)	1,919,902
Allocation of trust fund interest relating to common stock subject to possible conversion	174,000	-	174,000
Net income (loss) available to common stockholders	$68,855	$(12,064)	$1,745,902
Weighted average shares outstanding - basic	16,038,125	3,125,000	8,474,101
Weighted average shares outstanding - fully
diluted	18,770,074	3,125,000	11,206,050
Net Income (loss) per share available to common stockholders
Basic	$0.00	$(0.00)	$0.21
Fully diluted	$0.00	$(0.00)	$0.16

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS' EQUITY

For the period from June 24, 2005 (inception) through March 31, 2008

	Common Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Common shares issued June 24, 2005
at $.0128 per share	4,687,500	$4,688	$55,312	$-	$60,000

Net loss	-	-	-	(60,504)	(60,504)

Balance at December 31, 2005	4,687,500	4,688	55,312	(60,504)	(504)

Shares reacquired	(1,562,500)	(1,563)	1,563	-	-

Net loss				(50,150)	(50,150)

Balance at December 31, 2006	3,125,000	3,125	56,875	(110,654)	(50,654)

Sale of units in private placement, including
conversion of notes payable	413,125	413	3,304,587	-	3,305,000

Sale of units, net of underwriters' discount
and offering costs	12,500,000	12,500	91,107,482	-	91,119,982

Forgiveness of interest by a related party	-	-	21,992	-	21,992

Proceeds subject to possible conversion of 2,499,999 shares	-	-	(19,720,992)	-	(19,720,992)

Net income	-	-	-	1,787,701	1,787,701

Balance at December 31, 2007	16,038,125	16,038	74,769,944	1,677,047	76,463,029

Net income available to common stockholders (Unaudited)	-	-	-	68,855	68,855
Balance at March 31, 2008 (Unaudited)	16,038,125	$16,038	$74,769,944	$1,745,902	$76,531,884

See notes to condensed financial statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	For the period from June 24, 2005 (inception) through March 31, 2008
Cash flow from operating activities:
Net income (loss)	$68,855	$(12,064)	$1,745,902
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Increase) decrease in accretion in fair market value of Treasury Bills held in trust
account	177,923	-	(784,934)
Amortization expense	18,750	-	78,125

Increase in other current assets	(2,506)	(29,409)	(16,756)
Increase in deferred interest on funds held in trust	174,000	-	174,000
Increase (decrease) in income taxes payable	(504,000)	-	286,500
Increase (decrease) in deferred income tax	(33,000)	-	292,000
Increase in accounts payable and accrued expenses	156,217	4,741	152,260
Net cash provided by (used in) operating activities	56,239	(36,732)	1,927,097

Cash flows from investing activities:
Payment to trust account	-	-	(98,605,000)
Withdrawals from trust account	1,100,000	-	1,852,048
Proceeds from trust account	(975,931)	-	(3,437,230)
Net cash provided by (used in) investing activities:	124,069	-	(100,190,182)

Cash flows from financing activities:
Proceeds from notes payable, related party	-	30,000	335,000
Payment on notes payable, related party	-	-	(30,000)
Proceeds from sale of shares of common stock	-	-	60,000
Proceeds from private placement	-	-	3,000,000
Proceeds from sale of units, net of offering costs	-	-	95,119,982
Net cash provided by financing activities	-	30,000	98,484,982

Net increase (decrease) in cash and cash equivalents at end of period	$180,308	$(6,732)	$221,897

Cash and cash equivalents at beginning of period	41,589	6,732	-

Cash and cash equivalents at end of period	$221,897	$-	$221,897

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$700,000	$-	$701,600
Interest	$736	$-	$13,519

Supplemental disclosure of non-cash financing activity:

Accrued deferred underwriting fees			$4,000,000

For the period from inception (June 24, 2005) through March 31, 2008:

In connection with the public offering, $305,000 of related party debt was converted to units and interest in the amount of $21,992 was forgiven.

Shares subject to conversion in the amount of $19,720,992 were recorded as a liability and reduced the additional paid in capital associated with the public offering.

Directors' and officers' liability insurance was financed in the amount of $95,625.

There was a reduction of the accrual for offering costs in the amount of $150,635.

Deferred offering costs in the amount of $1,380,018 were charged against additional paid in capital at the time of the offering.

See notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008

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

As of March 31, 2008, the Company had not commenced any business operations. All activity through April 2, 2007 relates to the Company’s formation and a public offering (“Public Offering”) described below and in Note 2. Subsequent to that date, the Company commenced its research and investigation of suitable business combination opportunities. The Company is considered to be in its development stage and is subject to the risks associated with development stage companies. The Company may not have sufficient funds to allow it to operate through the date of consummation of a business combination or date of liquidation. In such event, it will need to obtain additional funds from its stockholders or another source. If the Company is unable to obtain additional financing, the Company may be forced to limit its activities or liquidate. None of the Company’s officers, directors or stockholders is required to provide any financing to the Company. Only in the event the assets held outside the trust account are insufficient to pay the costs associated with dissolution and liquidation of the Company will its three principal executive officers provide additional funds required to pay the costs associated with the dissolution and liquidation.

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

On April 2, 2007, the Company completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of a $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) the Public Offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007. The proceeds of the Private Placement and a portion of the proceeds of the Public Offering, together totaling $98,605,000, were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes a $4,000,000 contingent underwriting compensation payable to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company had one stockholder as of July 31, 2005, Santa Monica Capital Partners LLC (“Initial Stockholder”). During August 2005 and April 2006, Santa Monica Capital Partners, LLC transferred an aggregate of 458,232 units to various parties including the outside directors and advisory board members (“Transferee Stockholders”). See Note 6. The Initial Stockholder and the Transferee Stockholders have agreed to vote all shares of common stock held by them in accordance with the vote cast by the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting provisions will no longer be applicable.

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

If a Business Combination is approved, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will be equal to the amount held in the Trust Account as of two business days prior to the consummation of the proposed Business Combination net of taxes payable, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding up to 2,499,999 shares may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their pro rata interest in the Trust Account computed without regard to the shares held by the Initial Stockholder and Transferee Stockholders immediately prior to the consummation of the Public Offering.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company if the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Public Offering discussed in Note 2).

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three months ended March 31, 2008 and 2007 and for the period from June 24, 2005 (inception) through March 31, 2008, there were no anti-dilutive securities excluded from the computation.

	Three months ended		For the period from June 24, 2005 (inception) through
	March 31, 2008	March 31, 2007	March 31, 2008
Numerator:
Net income (loss) attributable to common stockholders	$68,855	$(12,064)	$1,745,902
Denominator:
Denominator for basic net income per share—weighted average shares	16,038,125	3,125,000	8,474,101
Effect of dilutive securities:
Warrants	2,731,949	—	2,731,949

Denominator for diluted income per share—adjusted weighted average shares	18,770,074	3,125,000	11,206,050

Basic earnings (loss) per share	$0.00	$(0.00)	$0.21

Diluted earnings (loss) per share	$0.00	$(0.00)	$0.16

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

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, money market funds held in trust, prepaid expenses, accounts payable and accrued expenses, deferred underwriting fees payable, and income tax payable approximate their respective fair values, due to the short-term nature of these items.

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

Deferred Interest on Funds Held In Trust

Deferred interest on funds held in trust consists of the 20% less one share portion of the interest earned on the funds held in trust, which is the maximum amount, net of permitted withdrawals by the Company, that the Company would be obligated to pay to stockholders who elect to have their stock redeemed by the Company without resulting in a rejection of a business combination.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS No. 141(R) makes significant amendments to other FASB Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for the acquisition of a business after December 31, 2008.

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

Each Unit consists of one share of the Company’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Public Offering, and expiring four years from the effective date of the Public Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In addition, the Company granted the underwriters an option to purchase up to an additional 1,875,000 Units at the public offering price less the underwriters’ discount and commission, within 30 days of the date of this prospectus, to cover any over-allotments for public sale. The underwriters did not exercise any portion of this option.

3.	Note Payable - Related Party

The Company issued an amended and restated $305,000 unsecured promissory note to its Initial Stockholder on February 1, 2007. This note was cancelled and converted into units on April 2, 2007 in connection with the Public Offering. The note was originally issued on June 24, 2005 for the amount of $240,000, and in December 2006, the Initial Stockholder loaned an additional $65,000 to the Company. The note (as amended) bore interest at 5%. In connection with the Public Offering on April 2, 2007, accrued interest in the amount of $21,992 was forgiven and shown as an increase to additional paid-in capital.

4.	Commitments - Related Party

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by Santa Monica Capital Corp, and subsequently, Santa Monica Capital Partners II, LLC an affiliate of Santa Monica Capital Corp. Such affiliate has agreed that it will make such services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing as of July 1, 2005 through January 5, 2006. Under the agreement as amended, the Company did not pay or accrue additional fees until October 2, 2007, six months after consummation of the Public Offering of the Company’s securities, upon which the Company began to pay $7,500 per month. The Company will continue to pay such fees until the Company has paid aggregate fees of $180,000, or, if earlier, upon the completion of a Business Combination. As of March 31, 2008 and December 31, 2007, the Company had incurred and paid an aggregate $90,000 and $67,500, respectively, for such services.

5.	Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.	Common Stock and Warrants

In July 2005, the Company issued 4,687,500 Units to Santa Monica Capital Partners, LLC for $60,000 in cash, at a purchase price of approximately $0.01 per unit. Mr. Marshall, the Company’s Chairman of the Board and Chief Executive Officer, Mr. Brendlinger, the Company’s Chief Financial Officer and Director, Mr. Pulier, the Company’s Secretary and Director, and Mr. Baradaran, the Company’s Director, are the beneficial owners of Santa Monica Capital Partners, LLC. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $6.00 per share, exercisable on the later of the consummation of a Business Combination and one year from the date of the Public Offering and expiring four years from the consummation of the Public Offering.

During August 2005 and April 2006, Santa Monica Capital Partners, LLC transferred an aggregate of 458,232 units to the Transferee Stockholders, including 217,848 units to persons who are not directors or members of the Company’s advisory board for an aggregate price of $6,625, or $0.03 per unit, and 240,384 units to members of the Company’s board of directors and advisory board for an aggregate price of $4,500, or $0.02 per unit.

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

In September 2006, in conjunction with the Company’s public offering, the Company’s Board of Directors authorized the Company to enter into an agreement with its shareholders, other than Santa Monica Capital Partners, LLC, to exchange their units for an equal number of shares of the Company’s common stock, and this exchange subsequently was completed in September 2006. Additionally, Santa Monica Capital Partners, LLC exchanged its 4,229,268 units for 2,666,768 shares of the Company’s common stock. As a result of this transaction, the Company’s initial shareholders do not own any units or warrants.

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

In connection with the Public Offering described in Note 2 and the private placement of Units described above, the Company issued warrants to purchase an aggregate 12,913,125 shares of its common stock, all of which were outstanding as of March 31, 2008. The warrants have a weighted average exercise price of $6.00 per share, and a weighted average term of 36 months.

7.	Registration Rights

The holders of the Company’s 3,538,125 issued and outstanding shares immediately prior to the completion of the offering, including the Initial Shareholder, are entitled to registration rights covering the resale of their shares and the resale of their warrants and shares acquired upon exercise of their warrants. The holders of the majority of these shares are entitled to make up to two demands that the Company register their shares, warrants and shares underlying the warrants any time after the consummation of our initial business combination, subject to transfer restrictions imposed by the lock up agreements. The holders of the majority of these shares can elect to exercise these registration rights at any time after the consummation of the Company’s initial business combination, subject to the transfer restrictions imposed by the lock-up agreements. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these securities are released from the restrictions imposed by the lock-up agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Pursuant to the registration rights agreement, these stockholders waive any claims to monetary damages for any failure by the Company to comply with the requirements of the registration rights agreement, provided the Company has used its best efforts to do so.

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

9.	Income Taxes

The following table presents the current and deferred income tax provision for federal and state income taxes:

	March 31, 2008	March 31, 2007	For the period from June 24, 2005 (inception) through March 31, 2008
Current tax provision:
Federal	$144,000	$—	$771,500
State	52,000	800	217,400
	$196,000	$800	$988,900

Deferred tax provision:
Federal	(17,000)	—	224,000
State	(16,000)	—	68,000
	33,000	—	292,000
Total provision for income taxes:	$163,000	$800	$1,280,900

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

Significant components of the Company’s net deferred tax liability at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Expenses deductible in future periods	41,000	85,000
Accretion of interest on U.S. Treasury Bills	(333,000)	(410,000)
Total deferred tax assets (liabilities)	(292,000)	(325,000)
Valuation allowance	--	--
Net deferred tax liability	$(292,000)	$(325,000)

In assessing the realizability of deferred tax assets of $41,000 and $85,000 at March 31, 2008 and December 31, 2007, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Management's analysis of the deferred tax asset at March 31, 2008 concluded that the asset can be utilized in future periods. Therefore, there is no valuation allowance against this asset as of March 31, 2008.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at March 31, 2008, March 31, 2007 and the period from June 24, 2005 (inception) through March 31, 2008 as follows:

	March 31, 2008	March 31, 2007	For the period from June 24, 2005 (inception) through March 31, 2008
Expected tax at 34%	$138,000	$(4,000)	$1,088,000
Change in valuation allowance	--	6,000	--
State income tax, net of federal tax benefit	24,000	(1,000)	187,000
Other	1,000	(200)	5,900
Provision for income taxes	$163,000	$800	$1,280,900

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  The Company recognized no cumulative effect adjustment as a result of adopting FIN 48.  At March 31, 2008 and December 31, 2007, we have no unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of March 31, 2008, we have no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2005 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently is not under examination by any tax authority.

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations

Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Report that are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Report and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements contained in this Report will be realized or that actual results will not be significantly higher or lower. Statements regarding policies and procedures are not intended, and should not be interpreted, to mean that such policies and procedures will not be amended, modified or repealed at any time in the future. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Report should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Report should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Report will be achieved. In light of the foregoing, readers of this Report are cautioned not to place undue reliance on the forward-looking statements contained herein. There are no material changes to the Company’s risk factors as presented in the Company’s 2007 Annual Report on Form 10-K under the heading "Item 1A. Risk Factors."

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

On April 2, 2007, we completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) a public offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on March 27, 2007 (the “Public Offering”). The proceeds of the Private Placement and a portion of the proceeds of the Public Offering, together totaling $98,605,000, were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes $4,000,000 of contingent underwriting compensation that will be paid to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Each Unit consists of one share of the Company’s common stock, and one warrant to purchase one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Public Offering and expiring four years from the effective date of the Public Offering (the “Warrant”). In the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given the Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable.

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

As of March 31, 2008, approximately $100,975,000 (including approximately $785,000 in accreted treasury bill interest) was held in trust and we had approximately $222,000 of unrestricted cash. The trust account balance includes approximately $448,000 of interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters’ discounts and commissions). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In such event, the remaining proceeds held in the trust account, including any other net proceeds not expended, will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including stock issuable upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

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

Through March 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended March 31, 2008, we earned $798,030 in interest income, which represented $975,953 received, and $784,934 accrued as of March 31, 2008, less $962,857 accrued at December 31, 2007.

The following table shows the total funds held in the trust account through March 31, 2008:

Net proceeds from our initial public offering and private placement of units placed in trust	$94,605,000
Deferred underwriters’ discounts and compensation	4,000,000
Total interest received to date	3,437,230
Less total interest disbursed to us for working capital through March 31, 2008	(1,152,048)
Less total taxes paid through March 31, 2008	(700,000)
100,190,182
Treasury Bill interest accreted at March 31, 2008	784,934
Total funds held in trust account through March 31, 2008	$100,975,116

For the three months ended March 31, 2008, we paid or incurred an aggregate of $391,439 in expenses for the following purposes:

•	Premiums associated with our directors and officers liability insurance;

•	payment of estimated income taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous operations related expenses including administrative fees.
Working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:

•	payment of premiums associated with our director’s and officer’s insurance;

•	payment of estimated income taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous operations related expenses including administrative fees.

We may not have sufficient funds to allow us to operate through the date of consummation of a business combination or date of liquidation. In such event, we will need to obtain additional funds from our stockholders or another source. If we are unable to obtain additional financing, the Company may be forced to limit its activities or liquidate. None of our officers, directors or stockholders is required to provide any financing to us. Only in the event the assets held outside the trust account are insufficient to pay the costs associated with our dissolution and liquidation will our three executive officers - David Marshall, Kurt Brendlinger and Eric Pulier - provide additional funds required to pay the costs associated with the dissolution and liquidation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our IPO held in the trust fund have been invested only in United States "government securities," defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our chief executive and principal financial officer. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company currently has no employees and all of its accounting and financial reporting activities are performed by a consultant and a bookkeeping service. Accordingly, the Company has been unable to segregate the accounting procedures over financial activities to provide adequate internal controls. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2008, we paid or incurred offering expenses of approximately $1,380,000, which have been charged to additional paid in capital.

As of March 31, 2008, we have paid or incurred an aggregate of approximately $2,179,545 in expenses, which have been or will be paid out of the proceeds of our initial public offering held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	payment of other state and local taxes and fees;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses, including directors and officers liability insurance.

As of March 31, 2008, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of approximately $1,152,000 of the interest earned on the funds held in the trust account through March 31, 2008, approximately $100,975,000 was held in trust and we had an aggregate of approximately $670,000 of cash available to us, $222,000 in unrestricted cash and $448,000 available for withdrawal from the trust, for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA MONICA MEDIA CORPORATION
(Registrant)

Date: May 15, 2008	By:	/s/ KURT BRENDLINGER
Kurt Brendlinger
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________