Form 10-Q
period 2008-06-30
Santa Monica Media CORP
filed 2008-08-14
CIK 1337927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-33370

SANTA MONICA MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	59-3810312
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

12121 Wilshire Blvd., Suite 1001
Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

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
Yes ☑ No ☐

Number of shares of Santa Monica Media Common Stock, $.001 par value, issued and outstanding as of August 14, 2008: 16,038,125.

SANTA MONICA MEDIA CORPORATION

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
CONDENSED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$217,398	$41,589
Cash and cash equivalents held in trust	100,532,288	101,277,107
Prepaids and other current assets	60,882	50,500

Total current assets	100,810,568	101,369,196

TOTAL ASSETS	$100,810,568	$101,369,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$269,952	$69,675
Interest on funds held in trust subject to common stock conversion	281,000	—
Income taxes payable	—	790,500
Deferred tax liability	87,000	325,000
Deferred underwriting liability	4,000,000	4,000,000
Total current liabilities	4,637,952	5,185,175

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at conversion value	19,720,992	19,720,992

TOTAL LIABILITIES	24,358,944	24,906,167

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 16,038,125 issued and outstanding (including 2,499,999 subject to conversion) and 3,125,000 at June 30, 2008 and December 31, 2007, respectively	16,038	16,038
Additional paid-in capital	74,769,944	74,769,944
Retained earnings	1,665,642	1,677,047
Total stockholders’ equity	76,451,624	76,463,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,810,568	$101,369,196

See accompanying notes to financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENTS OF INCOME
For the three and six months ended June 30, 2008 and 2007 and for the period from June 24, 2005 (inception) through June 30, 2008
(Unaudited)

	Three Months Ended		Six Months Ended		For the period from June 24, 2005 (inception) through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Operating expenses
Professional fees	$65,149	$32,506	$105,588	$34,698	$239,100
Rent and facilities	22,500	-	45,000	-	112,500
Formation and operating costs	180,943	86,780	509,443	91,853	906,543
Total operating expenses	268,592	119,286	660,031	126,551	1,258,143

Other income (expense)
Interest income	314,711	1,224,172	1,112,741	1,224,172	4,536,876
Interest expense	(379)	(6,231)	(1,115)	(10,230)	(32,191)
Total other income (expense)	314,332	1,217,941	1,111,626	1,213,942	4,504,685

Income before provision for income taxes	45,740	1,098,655	451,595	1,087,391	3,246,542

Provision for income taxes
Current	224,000	390,505	420,000	391,505	1,212,900
Deferred	(205,000)	-	(238,000)	-	87,000
	19,000	390,505	182,000	391,505	1,299,900

Income before allocation of trust fund interest	26,740	708,150	269,595	696,086	1,946,642

Allocation of trust fund interest relating to common stock subject to possible conversion	107,000	-	281,000	-	281,000
Net income (loss) available to common shareholders	$(80,260)	$708,150	$(11,405)	$696,086	$1,665,642

Weighted average shares outstanding - basic	16,038,125	15,896,223	16,038,125	9,545,891	9,098,150
Weighted average shares outstanding - fully diluted	16,038,125	18,423,457	16,038,125	12,073,125	11,962,150
Net Income per share
Basic	$(0.01)	$0.04	$(0.00)	$0.07	$0.18
Fully diluted	$(0.01)	$0.04	$(0.00)	$0.06	$0.14

See accompanying notes to financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from June 24, 2005 (inception) through June 30, 2008
(Unaudited)

	Common Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Common shares issued June 24, 2005 at $.0128 per share	4,687,500	$4,688	$55,312	$-	$60,000

Net loss				(60,504)	(60,504)

Balance at December 31, 2005	4,687,500	4,688	55,312	(60,504)	(504)

Shares reacquired	(1,562,500)	(1,563)	1,563		-

Net loss				(50,150)	(50,150)

Balance at December 31, 2006	3,125,000	3,125	56,875	(110,654)	(50,654)

Sale of units in private placement, including conversion of notes payable	413,125	413	3,304,587		3,305,000

Sale of units, net of underwriters’ discount and offering costs	12,500,000	12,500	91,107,482		91,119,982

Forgiveness of interest by a related party			21,992		21,992

Proceeds subject to possible conversion of 2,499,999 shares			(19,720,992)		(19,720,992)

Net income				1,787,701	1,787,701

Balance at December 31, 2007	16,038,125	16,038	74,769,944	1,677,047	76,463,029

Net loss available to common stockholders (Unaudited)				(11,405)	(11,405)

Balance at June 30, 2008 (Unaudited)	16,038,125	$16,038	$74,769,944	$1,665,642	$76,451,624

See accompanying notes to financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	For the period from June 24, 2005 (inception) through June 30, 2008
Cash flow from operating activities:
Net income (loss)	$(11,405)	$696,086	$1,665,642
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Increase) decrease in accretion in fair market value of Treasury Bills held in trust account	653,783	(1,187,384)	(309,074)
Amortization expense	18,750	25,000	78,125
Change in assets and liabilities:
(Increase) in other current assets	(29,132)	(17,301)	(43,383)
Increase in interest on funds held in trust subject to common stock conversion	281,000	-	281,000
Increase (decrease) in income taxes payable	(790,500)	390,505	-
Increase (decrease) in deferred income tax	(238,000)	-	87,000
Increase (decrease) in accounts payable and accrued expenses	200,276	(489,773)	196,320
Net cash provided by (used in) operating activities	84,772	(582,867)	1,955,630

Cash flows from investing activities:
Payment to trust account	-	(98,605,000)	(98,605,000)
Withdrawals from trust account	1,857,560	250,676	2,609,588
Proceeds into trust account	(1,766,523)	(36,768)	(4,227,802)
Net cash provided by (used in) investing activities:	91,037	(98,391,092)	(100,223,214)

Cash flows from financing activities:
Proceeds from notes payable, related party	-	30,000	335,000
Payment on notes payable, related party	-	(30,000)	(30,000)
Proceeds from sale of shares of common stock	-	-	60,000
Proceeds from private placement	-	3,000,000	3,000,000
Proceeds from sale of units, net of offering costs	-	96,011,044	95,119,982
Net cash provided by financing activities	-	99,011,044	98,484,982

Net increase in cash and cash equivalents at end of period	175,809	37,085	217,398

Cash and cash equivalents at beginning of period	41,589	6,732	-

Cash and cash equivalents at end of period	$217,398	$43,817	$217,398

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$1,257,500	$-	$1,259,100
Interest	$1,115	$-	$13,898

Supplemental disclosure of non-cash financing activity:
For the period from inception (June 24, 2005) through June 30, 2008
Accrued deferred underwriting fees		$4,000,000	$4,000,000

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

See accompanying notes to financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

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

As of June 30, 2008, the Company had not commenced any business operations. All activity through April 2, 2007 relates to the Company’s formation and a public offering (“Public Offering”) described below and in Note 2. Subsequent to that date, the Company commenced its research and investigation of suitable business combination opportunities. The Company is considered to be in its development stage and is subject to the risks associated with development stage companies. The Company may not have sufficient funds to allow it to operate through the date of consummation of a business combination or date of liquidation. In such event, it will need to obtain additional funds from its stockholders or another source. If the Company is unable to obtain additional financing, the Company may be forced to limit its activities or liquidate. None of the Company’s officers, directors or stockholders is required to provide any financing to the Company. Only in the event the assets held outside the trust account are insufficient to pay the costs associated with dissolution and liquidation of the Company will its three principal executive officers provide additional funds required to pay the costs associated with the dissolution and liquidation.

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

If a Business Combination is approved, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will be equal to the amount held in the Trust Account as of two business days prior to the consummation of the proposed Business Combination net of taxes payable, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding up to 2,499,999 shares may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their pro rata interest, as defined, in the Trust Account computed without regard to the shares held by the Initial Stockholder and Transferee Stockholders immediately prior to the consummation of the Public Offering.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company if the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 2).

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit. The Company has adopted FIN 48 as of January 1, 2007.

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three and six months ended June 30, 2007 and for the period from June 24, 2005 (inception) through June 30, 2008, there were no anti-dilutive securities excluded from the computation. For the three and six months ended June 30, 2008, 12,913,125 securities were excluded from the calculation because they were anti-dilutive.

					For the period from June 24, 2005
	Three months ended June 30,		Six months ended June 30,		(inception) through June 30, 2008
	2008	2007	2008	2007
Numerator:
Net income (loss) attributable to common stockholders	$(80,260)	$708,150	$(11,405)	$696,086	$1,665,642
Denominator:
Denominator for basic net income per share—weighted average shares	16,038,125	15,896,223	16,038,125	9,545,891	9,098,150
Effect of dilutive securities:
Warrants	-	2,527,234	-	2,527,234	2,864,000

Denominator for diluted income per share—adjusted weighted average shares	16,038,125	18,423,457	16,038,125	12,073,125	11,962,150
Basic earnings (loss) per share	$(0.01)	$0.04	$(0.00)	$0.07	$0.18
Diluted earnings (loss) per share	$(0.01)	$0.04	$(0.00)	$0.06	$0.14

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

Interest on Funds Held In Trust Subject to Common Stock Conversion

Deferred interest on funds held in trust consists of the 20% less one share portion of the interest earned on the funds held in trust, which is the maximum amount, net of permitted withdrawals by the Company and related income taxes, that the Company would be obligated to pay to stockholders who elect to have their stock redeemed by the Company without resulting in a rejection of a business combination.

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

In addition, the Company granted the underwriters an option to purchase up to an additional 1,875,000 Units at the public offering price less the underwriters’ discount and commission to cover any over-allotments for public sale. The underwriters did not exercise any portion of this option.

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

4. Commitments - Related Party

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by Santa Monica Capital Corp, and subsequently, Santa Monica Capital Partners II, LLC an affiliate of Santa Monica Capital Corp. Such affiliate has agreed that it will make such services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing as of July 1, 2005 through January 5, 2006. Under the agreement as amended, the Company did not pay or accrue additional fees until October 2, 2007, six months after consummation of the Public Offering of the Company’s securities, upon which the Company began to pay $7,500 per month. The Company will continue to pay such fees until the Company has paid aggregate fees of $180,000, or, if earlier, upon the completion of a Business Combination. As of June 30, 2008 and December 31, 2007, the Company had incurred and paid an aggregate of $112,500 and $67,500, respectively, for such services.

5. Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6. Common Stock and Warrants

In July 2005, the Company issued 4,687,500 Units to Santa Monica Capital Partners, LLC for $60,000 in cash, at a purchase price of approximately $0.01 per unit. Mr. Marshall, the Company’s Chairman of the Board and Chief Executive Officer, Mr. Brendlinger, the Company’s Chief Financial Officer and Director, Mr. Pulier, the Company’s Secretary and Director, and Mr. Baradaran, the Company’s Director, are the beneficial owners of Santa Monica Capital Partners, LLC. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $6.00 per share, exercisable on the later of the consummation of a Business Combination or one year from the date of the Public Offering and expiring four years from the consummation of the Public Offering.

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

In September 2006, in conjunction with the Company’s public offering, the Company’s Board of Directors authorized the Company to enter into an agreement with its shareholders, other than Santa Monica Capital Partners, LLC, to exchange their units for an equal number of shares of the Company’s common stock, and this exchange subsequently was completed in September 2006. Additionally, Santa Monica Capital Partners, LLC exchanged its 4,229,268 units for 2,666,768 shares of the Company’s common stock. As a result, there are no outstanding warrants relating to the originally issued shares. See Note 7.

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

In connection with the Public Offering described in Note 2 and the private placement of Units described above, the Company issued warrants to purchase an aggregate 12,913,125 shares of its common stock, all of which were outstanding as of June 30, 2008. The warrants have a weighted average exercise price of $6.00 per share, and a weighted average term of 36 months.

7. Registration Rights

The holders of the Company’s 3,538,125 issued and outstanding shares immediately prior to the completion of the offering, including the Initial Shareholder, are entitled to registration rights covering the resale of their shares and the resale of their warrants and shares acquired upon exercise of their warrants. The holders of the majority of these shares are entitled to make up to two demands that the Company register their shares, warrants and shares underlying the warrants any time after the consummation of the initial business combination, subject to transfer restrictions imposed by the lock up agreements. The holders of the majority of these shares can elect to exercise these registration rights at any time after the consummation of the Company’s initial business combination, subject to the transfer restrictions imposed by the lock-up agreements. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these securities are released from the restrictions imposed by the lock-up agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Pursuant to the registration rights agreement, these stockholders waive any claims to monetary damages for any failure by the Company to comply with the requirements of the registration rights agreement, provided the Company has used its best efforts to do so.

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

8. Income Taxes

The following table presents the current and deferred income tax provision for federal and state income taxes:

					For the period from June 24, 2005 (inception) through June 30, 2008
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Current tax provision:
Federal	$178,000	$390,505	$322,000	$390,505	$949,500
State	46,000	-	98,000	800	263,400
	$224,000	$390,505	$420,000	$391,305	$1,212,900

Deferred tax provision:
Federal	(163,000)	-	(188,000)	-	61,000
State	(42,000)	-	(58,000)	-	26,000
	(205,000)	-	(238,000)	-	87,000
Total provision for income tax	$19,000	$390,505	$182,000	$391,305	$1,299,900

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

Significant components of the Company’s net deferred tax liability at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Expenses deductible in future periods	$42,000	$85,000
Accretion of interest on U.S. Treasury Bills	(129,000)	(410,000)
Total deferred tax assets (liabilities)	(87,000)	(325,000)
Valuation allowance	—	—
Net deferred tax liability	$(87,000)	$(325,000)

In assessing the realizability of deferred tax assets of $42,000 and $85,000 at June 30, 2008 and December 31, 2007, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Management's analysis of the deferred tax asset at June 30, 2008 concluded that the asset can be utilized in future periods. Therefore, there is no valuation allowance against this asset as of June 30, 2008.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes for the three and six months ended June 30, 2008 and 2007, and the period from June 24, 2005 (inception) through June 30, 2008 as follows:

	Three months ended June 30,		Six months ended June 30,		For the period from June 24, 2005 (inception)through
	2008	2007	2008	2007	June 30, 2008
Expected tax at 34%	$16,000	$373,000	$154,000	$369,000	$1,104,000
Change in valuation allowance	-	(49,000)	-	(43,000)	-
State income tax, net of federal tax benefit	2,000	64,000	26,000	63,000	189,000
Other	1,000	300	2,000	2,000	6,900
Provision for income taxes	$19,000	$391,000	$182,000	$391,000	$1,299,900

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. The Company recognized no cumulative effect adjustment as a result of adopting FIN 48. At June 30, 2008 and December 31, 2007, we have no unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008, we have no accrued interest and penalties related to uncertain tax positions.

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

Overview

We were formed on June 24, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. Our efforts in identifying a prospective target business have been focused on acquiring an operating business in the communications, media, gaming and/or entertainment industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets at the time of the acquisition. Although we are currently in discussions with prospective target businesses, there is no guarantee that we will be able to complete a business combination by October 2, 2008 or enter into a letter of intent by that date, which will extend the period to complete the business combination until April 2, 2009.

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

As of June 30, 2008, approximately $100,532,000 (including approximately $309,000 in accreted treasury bill interest) was held in trust and we had approximately $217,000 of unrestricted cash. The trust account balance includes approximately $248,000 of interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Through June 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the six months ended June 30, 2008, we earned $1,112,741 in interest income.

The following table shows the total funds held in the trust account through June 30, 2008:

Net proceeds from our initial public offering and private placement of units placed in trust	$94,605,000
Deferred underwriters’ discounts and compensation	4,000,000
Total interest received to date	4,227,802
Less total interest disbursed to us for working capital	(1,352,088)
Less total taxes paid	(1,257,500)
100,223,214
Treasury Bill interest accreted	309,074
Total funds held in trust account through June 30, 2008	$100,532,288

For the six months ended June 30, 2008, we paid or incurred an aggregate of $660,031 in expenses for the following purposes:

•	Premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous operations related expenses including administrative fees and franchise taxes.

For the period following June 30, 2008 through the date of Business Combination, if any, we expect to incur expenses for the following purposes:

•	payment of premiums associated with our director’s and officer’s insurance;

•	payment of estimated income taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous operations related expenses including administrative fees and franchise taxes.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We currently have no employees and all of our accounting and financial reporting activities are performed by a consultant and a bookkeeping service. Accordingly, we have been unable to segregate the accounting procedures over financial activities to provide adequate internal controls over financial reporting. As a result, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting are not effective. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We may not be able to effect a business combination by October 2, 2008, or by April 2, 2009 if a letter of intent has been entered into by or before October 2, 2008. In the event that we are not successful in will terminate business operations, dissolve and liquidate if we do not consummate a business combination within a specified period after the consummation of this offering.

We do not have any specific merger, asset acquisition or other business combination under consideration. Although we have had discussions with prospective targets, we may not be able to complete a business combination by October 2, 2008, or by April 2, 2009 if the extension criteria described below in this risk factor have been satisfied, in which case our purpose and powers will be limited to dissolving, liquidating and winding up.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to October 2, 2008, but are unable to complete the business combination by then, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate that transaction within the permitted time period, our purpose and powers will be limited to dissolving, liquidating and winding up.

Promptly after the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our assets (including the amount in the trust account and accrued interest on such amount net of income taxes payable on such interest) and, after paying or reserving for payment our liabilities (from assets outside the trust account and, if necessary, within the trust account) and the costs of dissolution and liquidation (to be paid from assets outside the trust account), we will distribute the remaining assets solely to our public stockholders, who, for this purpose, include our existing stockholders with respect to any shares purchased by them in this offering or in the aftermarket.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2008, we paid or incurred offering expenses of approximately $1,380,018, which have been charged to additional paid in capital.

As of June 30, 2008, we have paid or incurred an aggregate of approximately $2,590,234 in expenses, which have been or will be paid out of the proceeds of our initial public offering held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

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

As of June 30, 2008, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of $2,609,588 of the interest earned on the funds held in the trust account through June 30, 2008, $100,532,288 was held in trust and we had an aggregate of approximately $465,000 of cash available to us, $217,000 in unrestricted cash and $248,000 available for withdrawal from the trust, for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

SANTA MONICA MEDIA CORPORATION (Registrant)

Date: August 14, 2008	By:	/s/ KURT BRENDLINGER
Kurt Brendlinger Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002