Form 10-Q
period 2008-09-30
Santa Monica Media CORP
filed 2008-11-14
CIK 1337927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________

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
Yes ☑ No ☐

Number of shares of Santa Monica Media Common Stock, $.001 par value, issued and outstanding as of November 14, 2008: 16,038,125.

SANTA MONICA MEDIA CORPORATION

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
CONDENSED BALANCE SHEETS
September 30, 2008 and December 31, 2007
	(Unaudited)
	September 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$209,156	$41,589
Cash and cash equivalents held in trust	100,578,676	101,277,107
Prepaids and other current assets	204,435	50,500
Total current assets	100,992,267	101,369,196

Deferred transaction costs	161,128	-

TOTAL ASSETS	$101,153,395	$101,369,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$396,792	$69,675
Deferred interest on funds held in trust	394,000	-
Income taxes payable	-	790,500
Deferred tax liability	135,000	325,000
Deferred underwriting liability	4,000,000	4,000,000
Total current liabilities	4,925,792	5,185,175

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at conversion value	19,720,992	19,720,992

TOTAL LIABILITIES	24,646,784	24,906,167

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	-	-

Common stock, $.001 par value, 200,000,000 shares authorized; 16,038,125 issued and outstanding (including 2,499,999 subject to conversion) at September 30, 2008 and December 31, 2007	16,038	16,038
Additional paid-in capital	74,769,944	74,769,944
Retained earnings	1,720,629	1,677,047
Total stockholders’ equity	76,506,611	76,463,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,153,395	$101,369,196

See accompanying notes to financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
For the three and nine months ended September 30, 2008 and 2007 and for the period from June 24, 2005 (inception) through September 30, 2008
	Three Months ended		Nine Months Ended		For the period from June 24, 2005 (inception) through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Operating expenses
Professional fees	$29,187	$55,674	$134,775	$90,372	$268,287
Rent and facilities	22,500	-	67,500	-	135,000
Formation and operating costs	113,698	80,573	623,141	172,426	1,020,241
Total operating expenses	165,385	136,247	825,416	262,798	1,423,528

Other income (expense)
Interest income	444,440	1,206,877	1,557,181	2,431,049	4,981,316
Interest expense	(68)	(1,444)	(1,183)	(11,674)	(32,259)
Total other income (expense)	444,372	1,205,433	1,555,998	2,419,375	4,949,057

Income before provision for income taxes	278,987	1,069,186	730,582	2,156,577	3,525,529

Provision for income taxes
Current	63,000	(15,500)	483,000	376,000	1,275,900
Deferred	48,000	443,500	(190,000)	443,500	135,000
	111,000	428,000	293,000	819,500	1,410,900

Income before allocation of trust fund interest	167,987	641,186	437,582	1,337,077	2,114,629

Allocation of trust fund intererst relating to common stock subject to possible conversion	113,000	-	394,000	-	394,000
Net income available to common stockholders	$54,987	$641,186	$43,582	$1,337,077	$1,720,629

Weighted average shares outstanding - basic	16,038,125	16,038,125	16,038,125	11,733,750	9,632,441
Weighted average shares outstanding - fully diluted	18,756,678	18,836,531	18,756,678	14,532,156	12,350,994
Net Income per share
Basic	$0.00	$0.04	$0.00	$0.11	$0.18
Fully diluted	$0.00	$0.03	$0.00	$0.09	$0.14

See accompanying notes to financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from June 24, 2005 (inception) through September 30, 2008
	Common Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Common shares issued June 24, 2005 at $.0128 per share	4,687,500	$4,688	$55,312	$-	$60,000

Net loss				(60,504)	(60,504)

Balance at December 31, 2005	4,687,500	4,688	55,312	(60,504)	(504)

Shares reacquired	(1,562,500)	(1,563)	1,563	-	-

Net loss				(50,150)	(50,150)

Balance at December 31, 2006	3,125,000	3,125	56,875	(110,654)	(50,654)

Sale of units in private placement, including conversion of notes payable	413,125	413	3,304,587		3,305,000

Sale of units, net of underwriters' discount and offering costs	12,500,000	12,500	91,107,482		91,119,982

Forgiveness of interest by a related party			21,992		21,992

Proceeds subject to possible conversion of 2,499,999 shares			(19,720,992)		(19,720,992)

Net income	-	-	-	1,787,701	1,787,701

Balance at December 31, 2007	16,038,125	16,038	74,769,944	1,677,047	76,463,029

Net income available to common stockholders (Unaudited)	-	-	-	43,582	43,582

Balance at September 30, 2008 (Unaudited)	16,038,125	$16,038	$74,769,944	$1,720,629	$76,506,611

See accompanying notes to financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended	Nine Months Ended	For the period from June 24, 2005 (inception) through
	September 30, 2008	September 30, 2007	September 30, 2008
Cash flow from operating activities:
Net income	$43,582	$1,337,077	$1,720,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Increase) decrease in accretion in fair market value of Treasury Bills held in trust account	523,136	(1,179,830)	(439,720)
Amortization expense	56,222	43,750	115,597
Increase in other current assets	(210,157)	(17,039)	(224,408)
Increase in deferred interest on funds held in trust	394,000	-	394,000
Increase (decrease) in income taxes payable	(790,500)	375,200	-
Increase (decrease) in deferred income tax	(190,000)	443,500	135,000
Increase (decrease) in accounts payable and accrued expenses	327,116	(470,555)	323,159
Net cash provided by (used in) operating activities	153,399	532,103	2,024,257

Cash flows from investing activities:
Payment to trust account	-	(98,605,000)	(98,605,000)
Withdrawals from trust account	2,255,614	751,988	3,007,642
Proceeds into trust account	(2,080,318)	(1,251,179)	(4,541,597)
Net cash provided by (used in) investing activities:	175,296	(99,104,191)	(100,138,955)

Cash flows from financing activities:
Increase in deferred transaction costs	(161,128)	-	(161,128)
Proceeds from notes payable, related party	-	30,000	335,000
Payment on notes payable, related party	-	(30,000)	(30,000)
Proceeds from sale of shares of common stock	-	-	60,000
Proceeds from private placement	-	3,000,000	3,000,000
Proceeds from sale of units, net of offering costs	-	95,926,993	95,119,982
Net cash provided by financing activities	(161,128)	98,926,993	98,323,854

Net increase in cash and cash equivalents at end of period	167,567	354,905	209,156

Cash and cash equivalents at beginning of period	41,589	6,732	-

Cash and cash equivalents at end of period	$209,156	$361,637	$209,156

Supplemental disclosure of cash flow information Cash paid for -
Income taxes	$1,407,500	$-	$1,409,100
Interest	$1,115	$-	$13,898

Supplemental disclosure of non-cash financing activity:
For the period from inception (June 24, 2005) through September 30, 2008
Accrued deferred underwriting fees	$-	$4,000,000	$4,000,000

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
September 30, 2008

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

As of September 30, 2008, the Company had not commenced any business operations. All activity through April 2, 2007 relates to the Company’s formation and a public offering (“Public Offering”) described below and in Note 2. Subsequent to that date, the Company commenced its research and investigation of suitable business combination opportunities. The Company is considered to be in its development stage and is subject to the risks associated with development stage companies. The Company may not have sufficient funds to allow it to operate through the date of consummation of a business combination or date of liquidation. In such event, it will need to obtain additional funds from its stockholders or another source. If the Company is unable to obtain additional financing, the Company may be forced to limit its activities or liquidate. None of the Company’s officers, directors or stockholders is required to provide any financing to the Company. Only in the event the assets held outside the trust account are insufficient to pay the costs associated with dissolution and liquidation of the Company will its three principal executive officers provide additional funds required to pay the costs associated with the dissolution and liquidation.

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

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company if the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 2). As of September 30, 2008, the Company had satisfied the conditions for extension of time to complete the Business Combination to 24 months (April 2, 2009).

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,		For the period from June 24, 2005 (inception) through
	2008	2007	2008	2007	September 30, 2008
Numerator:
Net income attributable to common stockholders	$54,987	$641,186	$43,582	$1,337,077	$1,720,629
Denominator:
Denominator for basic net income per share—weighted average shares	16,038,125	16,038,125	16,038,125	11,733,750	9,632,441
Effect of dilutive securities:
Warrants	2,718,553	2,798,406	2,718,553	2,798,406	2,718,553

Denominator for diluted income per share—adjusted weighted average shares	18,756,678	18,836,531	18,756,678	14,532,156	12,350,994
Basic earnings per share	$0.00	$0.04	$0.00	$0.11	$0.18
Diluted earnings per share	$0.00	$0.03	$0.00	$0.09	$0.14

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

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, money market funds held in trust, prepaid expenses, accounts payable and accrued expenses, deferred underwriting fees payable, and income taxes payable approximate their respective fair values, due to the short-term nature of these items.

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

Deferred Transaction Costs

Costs incurred in connection with the consummation of a proposed business combination transaction are capitalized as deferred costs as the transaction, when and if closed, is expected to be accounted for as a reverse merger. As of September 30, 2008, capitalized deferred transaction costs aggregated $161,128.

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

Each Unit consists of one share of the Company’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 upon the completion of a business combination with a target business, and expiring four years from the effective date of the Public Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

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

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by Santa Monica Capital Corp, and subsequently, Santa Monica Capital Partners II, LLC, an affiliate of Santa Monica Capital Corp. Such affiliate has agreed that it will make such services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing as of July 1, 2005 through January 5, 2006. Under the agreement as amended, the Company did not pay or accrue additional fees until October 2, 2007, six months after consummation of the Public Offering of the Company’s securities, upon which the Company began to pay $7,500 per month. The Company will continue to pay such fees until the Company has paid aggregate fees of $180,000, or, if earlier, upon the completion of a Business Combination. As of September 30, 2008 and December 31, 2007, the Company had incurred and paid an aggregate of $135,000 and $67,500, respectively, for such services.

5.	Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.	Common Stock and Warrants

In July 2005, the Company issued 4,687,500 Units to Santa Monica Capital Partners, LLC for $60,000 in cash, at a purchase price of approximately $0.01 per unit. Mr. Marshall, the Company’s Chairman of the Board and Chief Executive Officer, Mr. Brendlinger, the Company’s Chief Financial Officer and Director, Mr. Pulier, the Company’s Secretary and Director, and Mr. Baradaran, the Company’s Director, are the beneficial owners of Santa Monica Capital Partners, LLC. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $6.00 per share, exercisable upon the consummation of a Business Combination or one year from the date of the Public Offering and expiring four years from the consummation of the Public Offering.

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

In connection with the Public Offering described in Note 2 and the private placement of Units described above, the Company issued warrants to purchase an aggregate 12,913,125 shares of its common stock, all of which were outstanding as of September 30, 2008. The warrants have a weighted average exercise price of $6.00 per share, and a weighted average remaining term of 30 months.

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

8.	Income Taxes

The following table presents the current and deferred income tax provision for federal and state income taxes:

	Three months ended September 30,		Nine months ended September 30,		For the period from June 24, 2005 (inception) through September 30, 2008
	2008	2007	2008	2007
Current tax provision:
Federal	$50,000	$(92,700)	$372,000	$298,000	$999,500
State	13,000	77,200	111,000	78,000	276,400
	$63,000	$(15,500)	$483,000	$376,000	$1,275,900

Deferred tax provision:
Federal	36,000	339,500	(144000)	339,500	97,000
State	12,000	104,000	(46,000)	104,000	38,000
	48,000	443,500	(190,000)	443,500	135,000
Total provision for income tax	$111,000	$428,000	$293,000	$819,500	$1,410,900

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

Significant components of the Company’s net deferred tax liability at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Expenses deductible in future periods	$53,000	$85,000
Accretion of interest on U.S. Treasury Bills	(188,000)	(410,000)
Total deferred tax assets (liabilities)	(135,000)	(325,000)
Valuation allowance	—	—
Net deferred tax liability	$(135,000)	$(325,000)

In assessing the realizability of deferred tax assets of $53,000 and $85,000 at September 30, 2008 and December 31, 2007, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Management's analysis of the deferred tax asset at September 30, 2008 concluded that the asset can be utilized in future periods. Therefore, there is no valuation allowance against this asset as of September 30, 2008.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes for the three and nine months ended September 30, 2008 and 2007, and the period from June 24, 2005 (inception) through September 30, 2008 as follows:

	Three months ended September 30,		Nine months ended September 30,		For the period from June 24, 2005 (inception)through
	2008	2007	2008	2007	September 30, 2008
Expected tax at 34%	$95,000	$364,000	$248,000	$733,000	$1,199,000
Change in valuation allowance	-	-	-	(43,000)	-
State income tax, net of federal tax benefit	16,000	57,000	43,000	114,000	206,000
Other	-	7,000	2,000	15,500	5,900
Provision for income taxes	$111,000	$428,000	$293,000	$819,500	$1,410,900

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. The Company recognized no cumulative effect adjustment as a result of adopting FIN 48. At September 30, 2008 and December 31, 2007, the Company has no unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008, the Company has no accrued interest and penalties related to uncertain tax positions.

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

Overview

We were formed on June 24, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. Our efforts in identifying a prospective target business have been focused on acquiring an operating business in the communications, media, gaming and/or entertainment industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets at the time of the acquisition. Although we have executed letters of intent to do so, there is no guarantee that we will be able to complete a business combination by April 2, 2009.

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

As of September 30, 2008, approximately $100,579,000 (including approximately $440,000 in accreted treasury bill interest) was held in trust and we had approximately $209,000 of unrestricted cash. As of September 30, 2008, the Company has withdrawn $1,600,000 in interest earned on the funds held in the trust account, the maximum permitted for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Through September 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the nine months ended September 30, 2008, we earned $1,555,998 in interest income, net of interest expense. Consistent with the overall market for U.S. Treasury's, the Company is receiving lower yields on its Treasury Bill investments.

We have entered into letters of intent with several prospective acquisition candidates which has provided us an extension until April 2, 2009 in which to consummate a business combination transaction. Should a transaction not be consummated by such date, the Company will be forced to liquidate.

The following table shows the total funds held in the trust account through September 30, 2008:

Net proceeds from our initial public offering and private placement of units placed in trust	$94,605,000
Deferred underwriters’ discounts and compensation	4,000,000
Total interest received to date	4,541,596
Less total interest disbursed to us for working capital	(1,600,000)
Less total taxes paid	(1,407,640)
100,138,956
Treasury Bill interest accreted	439,720
Total funds held in trust account through September 30, 2008	$100,578,676

For the nine months ended September 30, 2008, we paid or incurred an aggregate of $825,416 in expenses for the following purposes:

•	Premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous operations related expenses including administrative fees and franchise taxes.

For the period following September 30, 2008 through the date of a Business Combination, if any, we expect to incur expenses for the following purposes:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our IPO held in the trust fund have been invested only in United States "government securities," defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. Consistent with the overall market for U.S. Treasury's, the Company is receiving lower yields on its Treasury Bill investments. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We currently have no employees and all of our accounting and financial reporting activities are performed by a consultant and a bookkeeping service. Accordingly, we have been unable to segregate the accounting procedures over financial activities to provide adequate internal controls over financial reporting. As a result, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting are not effective. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We may not be able to effect a business combination by April 2, 2009. In the event that we are not successful in will terminate business operations, dissolve and liquidate if we do not consummate a business combination within a specified period after the consummation of this offering.

We do not have any specific merger, asset acquisition or other business combination under consideration. Although we have had discussions with prospective targets, we may not be able to complete a business combination by April 2, 2009, in which case our purpose and powers will be limited to dissolving, liquidating and winding up.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2008, we paid offering expenses of approximately $1,380,018, which have been charged to additional paid in capital.

As of September 30, 2008, we have paid or incurred an aggregate of approximately $2,866,687 in expenses, which have been or will be paid out of the proceeds of our initial public offering held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

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

As of September 30, 2008, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of $1,600,000 of the interest earned on the funds held in the trust account through September 30, 2008, $100,578,676 was held in trust and we had $209,156 of unrestricted cash available to us for our activities in connection with consummating a business combination transaction, and for general corporate matters.

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

SANTA MONICA MEDIA CORPORATION
(Registrant)

Date: November 14, 2008	By:	/s/ KURT BRENDLINGER
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