Form 10-K
period 2008-12-31
Santa Monica Media CORP
filed 2009-04-03
CIK 1337927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

Commission file number: 001- 33370

SANTA MONICA MEDIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-3810312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12121 Wilshire Blvd., Suite 1001
Los Angeles, CA 90025
(Address of Principal Executive Offices, including ZIP Code)

(310) 526-3222
Registrant’s Telephone Number, including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
Units, each consisting of one share of Common	NYSE Alternext
Stock, $0.001 par value, and One Warrant

Common Stock, $0.001 par value	NYSE Alternext

Warrants to Purchase Common Stock	NYSE Alternext

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

Based on the closing price as reported on NYSE Alternext, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $98,750,000.  Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s common stock as of March 13, 2009 was 16,038,125.

Documents incorporated by reference:  None.

SANTA MONICA MEDIA CORPORATION

2008 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

i

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Company” and “the Registrant” refer to Santa Monica Media Corporation, a Delaware corporation.

SAFE HARBOR STATEMENT

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the ”SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including the forward-looking statements made in this Annual Report, as well as those made in our other filings with the SEC.

All statements in this Annual Report, including under the captions “Business,” “Risk Factors,” and “ Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan, our future financial results, and other future events.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could ” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, those factors set forth in this Annual Report under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which you should review carefully.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate.  Please consider our forward-looking statements in light of those risks as you read this Annual Report.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	BUSINESS

General development of the business

We are a Delaware blank check company incorporated on June 24, 2005 in order to serve as a vehicle for the acquisition of an operating business in the communications, media, gaming and/or entertainment industries.   These industries encompass those companies that create, produce, deliver, distribute and market entertainment and information products, communication services, as well as companies that enable voice, video and data transmission. We focused on opportunities where we could combine management and board member knowledge of these sectors with our operational experience in identifying and applying new technologies, including experience in developing online businesses and products to enhance shareholder value.

On April 2, 2007, we completed: (i) a private placement of 413,125 units at $8.00 per unit for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) a public offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement on Form S-1 declared effective by the Securities and Exchange Commission on March 27, 2007.  The proceeds of the private placement and a portion of the proceeds of the public offering together totaling $98,605,000 were placed in a trust account.  The amount in the trust account includes $4,000,000 of contingent underwriting compensation that will be paid to the underwriter if a business combination with an operating business that has a fair market value of at least 80% of the balance of the trust account at the time of the business combination (which assets shall include the amount in the trust account other than the deferred underwriting discount, less our liabilities) is consummated by or before April 2, 2009 (or December 15, 2009, if the amendment to extend the business combination deadline is approved, as described in further detail below). The proceeds from the public offering are to be held in the trust account until the earlier of (i) the consummation of a business combination or (ii) liquidation of the Company. The remaining net proceeds not held in the trust account of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We had identified and reviewed information with respect to over 130 possible target companies, 16 of which were provided with a detailed term sheet and/or preliminary term sheet .  Our search for potential target businesses involved making contacts with candidates through members of our management team, board of directors and advisory board; seeking referrals from our professional network of contacts including consultants, investment bankers, and business brokers; and contacting owners of media, digital media and technology businesses.

General

We intended to utilize the cash proceeds of our initial public offering and the concurrent private placement of sponsor units held in trust, our capital stock, debt or a combination of these as consideration to be paid in a business combination. The target business was required to have a fair market value of at least 80% of the balance of the trust account atthe time of the business combination (which assets shall include the amount in the trust account other than the deferred underwriting discount, less our liabilities).

We have and will continue to seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account established in connection with our initial public offering for the benefit of our public stockholders.  In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refuses to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute such a waiver, then our Chief Executive Officer, David Marshall, and our other two executive officers, Kurt Brendlinger and Eric Pulier, will be personally liable to cover the potential claims made by such party for services rendered and goods sold, in each case to us, but only if, and to the extent, that the claims would otherwise reduce the trust account proceeds payable to our public stockholders in the event of a liquidation.  However, if a potential contracted party executes a waiver, then Messrs. Brendlinger, Marshall and Pulier will have no personal liability as to any claimed amounts owed to a contracted party.

On September 26, 2008, we entered into a preliminary non-binding letter of intent with NUI to continue discussions regarding a potential merger with NUI and NUI’s potential acquisition candidate from all related members and shareholders of all entities.  We believed the business combination with NUI was in the best interests of our stockholders.  However, because there was no guarantee that we would be able to conclude the business combination with NUI by April 2, 2009, we filed a preliminary proxy statement with the Securities and Exchange Commission to seek stockholder approval to extend the time for closing the business combination beyond April 2, 2009 to December 15, 2009.  We did not mail the proxy related to the extension to the shareholders and therefore are now working towards a plan of liquidation.  As of the date of this report, we plan to distribute to our stockholders a proxy statement seeking approval (a) for a plan of liquidation to distribute the amount in our trust account to the holders of shares of our common stock acquired in our initial public offering and (b) to amend and restate our certificate of incorporation to permit the Company to continue as a corporation currently specified in our certificate without the limitations relating to our initial public offering.

Sources of target businesses

Target businesses were brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources.  We also identified target businesses through management’s contacts within the private equity industry.  Since the completion of our initial public offering, we have searched for potential business combination targets.  During the process, we relied on numerous business relationships and contacted investment bankers, private equity funds, consulting firms, and legal and accounting firms. As a result of these efforts, we identified and reviewed information with respect to over 130 possible target companies, 15 of which (not including NUI) were provided with a detailed term sheet and/or a preliminary letter of intent.

The initial discussion between Company and NUI management commenced in August 2008. From September 2008 until the present, Company, while also involved in due diligence activities, engaged in negotiations with NUI and their respective members on the terms of the agreement to govern the business combination.

Selection of a target business and structuring of a business combination

Shortly after our initial public offering in April 2007, our management began an intensive process to seek a target business for a business combination. The focus of this effort was to find a suitable acquisition candidate that was engaged in one or more segments of the communications, media, gaming and/or entertainment industries.

The team had continuous conversations with the Board of Directors regarding their strategy and work plan. This plan provided for contacting a variety of unaffiliated sources to identify potential targets, including investment bankers, venture capital funds, private equity funds, reinsurance brokers and other members of the financial community. Professional firms that specialized in media and entertainment industry acquisitions were engaged on the basis that they would only receive compensation if we completed a business combination identified by them. Among the factors to be considered were the following:

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions; and

•	costs associated with effecting the business combination.

The target company search and evaluation process, which identified, investigated and analyzed companies in North America, Europe, Africa and Asia, included: reviews of industry research, published trade and corporate information, and attendance at industry meetings. Our management was also in frequent contact with representatives from Citigroup, one of the co-underwriters of our public offering.

 Messrs. Marshall, Brendlinger and Pulier identified over 130 possible target companies and signed Non-Disclosure Agreements or Confidentiality Agreements with over 60.  The search primarily focused on mid-sized communications, media, gaming or entertainment companies who were well positioned within their industry, had strong growth potential and a high quality management team.

Liquidation if no business combination

We were not able to complete a business combination by April 2, 2009 or to extend the business combination deadline to December 15, 2009 as was proposed in our preliminary proxy filed on March 5, 2009.  Therefore we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest and net of any income taxes due on such interest that will be paid from the trust account and interest income on the trust account balance released to us to fund working capital requirements including the costs of our liquidation, plus any remaining assets, on a per share basis the Liquidation Price.  The Liquidation Price includes approximately $4.0 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders.  As of December 31, 2008, the Liquidation Price that the public shareholders would receive is estimated to be approximately $8.05 per share

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders.  Messrs. Brendlinger, Marshall and Pulier have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target.  Messrs. Brendlinger, Marshall and Pulier will have such obligations only if such vendor or contracted party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account.  However, we cannot assure you that Messrs. Brendlinger, Marshall and Pulier will be able to satisfy those obligations.

Messrs. Brendlinger, Marshall and Pulier are not personally liable to pay any of our debts and obligations except as provided above.  Accordingly, we cannot assure you that due to claims of creditors the actual Liquidation Price will not be less than the expected Liquidation Price.  If such funds are insufficient to cover the costs of our dissolution and liquidation, Messrs. Brendlinger, Marshall and Pulier  have agreed to indemnify us for our out-of-pocket costs associated with such dissolution and liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to such dissolution and liquidation.
Under our Amended and Restated Certificate of Incorporation, if we have entered into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, then we may take up to an additional six months to complete a business combination.  As we had successfully entered into letters of intent, the deadline had been extended by an additional six months to April 2, 2009.  However, as we were not able to extend the applicable deadline through an amendment to our Amended and Restated Certificate of Incorporation, we will take all necessary actions to liquidate as expeditiously as possibly. As required under Delaware law, we will seek stockholder approval for such plan of liquidation.  We will also seek stockholder approval to permit the Company to continue as a corporation without the limitations related to our initial public offering.  If we do not receive stockholder approval to continue the corporation then corporate existence will cease by operation of law and, in any event, we will distribute to our public stockholders the amount in our trust account. Upon the approval by our stockholders of our plan of liquidation, we will liquidate our assets, including the trust account, and after reserving amounts from the interest earned on the trust account available to us as working capital requirements to cover the costs of liquidation, distribute those assets solely to our public stockholders.  Agreements with the initial stockholders do not permit them to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to those shares of common stock acquired by them before our initial public offering.  They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering.  There will be no distribution from our trust account with respect to our warrants, and, if we do not receive approval for continuing the Company in existence, all rights with respect to our warrants will effectively cease upon our liquidation.  Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.

Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution.  Consequently, if the trust account is liquidated and paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a liquidation.

We have depleted the funds from the interest on the trust account available to us, and do not believe we have sufficient funds for all costs associated with implementing our plan of dissolution and liquidation as well as payments to any creditors. Although we had issued a promissory note of up to $500,000 to Santa Monica Capital Partners II, LLC, a limited liability company owned by Messrs. Brendlinger, Marshall and Pulier, on January 15, 2009, the loan advances are at the sole discretion of the lender.

If such funds are insufficient to cover the costs of our liquidation, Messrs. Brendlinger, Marshall and Pulier have agreed to indemnify us for our out-of-pocket costs associated with such liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to such liquidation. We estimate that our total costs and expenses for implementing and completing our stockholder-approved plan of liquidation will be in the range of $50,000 to $75,000.  This amount includes all costs and expenses relating to filing of a proxy statement and meeting relating to the approval by our stockholders of our plan of liquidation.

At this point, our public stockholders shall be entitled to receive funds from the trust account only through our liquidation.  In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.  Prior to our liquidating, we are currently permitted only to release from the trust account interest income of up to $1.6 million to fund our working capital requirements, subject to the tax holdback, all of which has been released.

Upon our liquidation we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims.  These amounts must be paid or provided for before we make any distributions to our stockholders.  As we no longer have any funds from the interest on the trust account available to us for working capital, and have since then issued an unsecured promissory note to Santa Monica Capital Partners II for up to $500,000, we cannot assure you the funds from the promissory note will be sufficient to cover such claims and obligations.  Although we have sought and continue to seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account.  Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.  Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the actual Liquidation Price could be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private placement of the sponsor units placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, due to claims of such creditors.  Messrs. Brendlinger, Marshall and Pulier will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of any third party if such third party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account.  However, we cannot assure you that Messrs. Brendlinger, Marshall and Pulier will be able to satisfy those obligations.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders.  If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.  Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than Liquidation Price based upon the proceeds of our initial public offering and the concurrent private placement of the sponsor units placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering.  Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

Competition

In identifying, evaluating and selecting a target business for a business combination, we encountered intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information could have delayed the completion of a transaction;

•
our obligation to convert into cash up to 19.99% of our shares of common stock held by our public stockholders who vote against the extension amendment and exercise their conversion rights could have reduced the resources available to us for a business combination;

•
our obligation to convert into cash up to 19.99% of our shares of common stock held by our public stockholders who vote against the business combination and exercise their conversion rights could have reduced the resources available to us for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not have been viewed favorably by certain target businesses.

We believe that some or all of these factors placed us at a competitive disadvantage in successfully negotiating a business combination.

Administrative Services Agreement

We have agreed to pay Santa Monica Capital Corp., an entity owned and controlled by Mr. Marshall, a total of $7,500 per month for office space, administrative services and secretarial support, not to exceed $180,000 in the aggregate.  As of October 1, 2007, this agreement was assigned to Santa Monica Capital Partners, LLC, an entity owned and controlled by Mr. Marshall, Mr. Brendlinger, Mr. Pulier and Mr.Baradaran, all of whom are directors of the Company.  Mr. Marshall is our chairman and chief executive officer, Mr. Brendlinger is our Chief Financial Officer and Mr. Pulier is our Chief Technology Officer.  This arrangement was agreed to by us and Santa Monica Capital Corp. for our benefit and is not intended to provide Messrs. Brendlinger, Marshall, Pulier or the other directors compensation in lieu of a salary or other remuneration because it is anticipated that the expenses to be paid will approximate the monthly reimbursement.  We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person.  Upon completion of our liquidation, we will cease paying these monthly fees.

ITEM 1A.	RISK FACTORS

When we liquidate, our public stockholders will receive less than $8.00 per share on distribution of trust account funds and our warrants will expire worthless.

When we liquidate our assets, the Liquidation Price will be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the historical costs of seeking a business combination. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless when we liquidate if the Company does not continue in existence.

You will not receive protections normally afforded to investors in blank check companies.

Since the net proceeds of our initial public offering are designated for completing a business combination with a target business that had not been identified at the time of the offering, we may be deemed a “blank check” company under the United States securities laws.  However, because we had net tangible assets in excess of $98,000,000 and filed a Form 8-K with the SEC that included an audited balance sheet demonstrating this fact, we are exempt from SEC rules such as Rule 419 that are designed to protect investors in blank check companies.  Accordingly, our stockholders will not receive the benefits or protections of that rule..

If third parties bring claims against us, the proceeds held in trust could be reduced and the Liquidation Price received by you could be reduced.

Our placing of funds in trust may not protect those funds from third party claims against us.  Pursuant to Delaware General Corporation Law Sections 280 and 281, upon our liquidation we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims. These amounts must be paid or provided for before we make any distributions to our stockholders.  We have expended all of the interest on the trust account available to us for working capital.  Although we have sought and continue to seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account.  Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.  Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the actual Liquidation Price could be less than the expected Liquidation Price based upon the proceeds of our initial public offering and the concurrent private placement of the sponsor units placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, due to claims of such creditors.  Considering we are forced to liquidate, Messrs. Brendlinger, Marshall and Pulier will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of any third party if such third party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account.  However, we cannot assure you that Messrs. Brendlinger, Marshall and Pulier will be able to satisfy those obligations.  Based on the information in their director and officer questionnaires provided to us in connection with our initial public offering as well as the representations as to each of their accredited investor status (as such term is defined in Regulation D under the Securities Act), we currently believe that Messrs. Brendlinger, Marshall and Pulier are of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve for such an eventuality.  However, we cannot assure you Messrs. Brendlinger, Marshall and Pulier will be able to satisfy those obligations.  We believe the likelihood of Messrs. Brendlinger, Marshall and Pulier having to indemnify the trust account is limited because we have thus far had all vendors and prospective target businesses as well as other entities execute agreements with us waive any right, title, interest or claims of any kind in or to monies held in the trust account.

We have depleted the funds from the interest on the trust account available to us, and do not believe we have sufficient funds for all costs associated with implementing our plan of liquidation as well as payments to any creditors. Although we had issued a promissory note of up to $500,000 to Santa Monica Capital Partners II, LLC, a limited liability company owned by Messrs. Brendlinger, Marshall and Pulier, on January 15, 2009, the loan advances are at the sole discretion of the lender.  If there are insufficient funds, creditors will be unpaid, and to the extent that they have not agreed to waive their rights against the assets held in our trust account, may proceed against the trust assets.

If such funds are insufficient to cover the costs of our liquidation, Messrs. Brendlinger, Marshall and Pulier have agreed to indemnify us for our out-of-pocket costs associated with such liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to such liquidation. We estimate that our total costs and expenses for implementing and completing our stockholder-approved plan of liquidation will be in the range of $50,000 to $75,000.  This amount includes all costs and expenses relating to filing of a proxy statement and meeting relating to the approval by our stockholders of our plan of liquidation.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders.  If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.  Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than the expected Liquidation Price, without taking into account interest earned on the trust account subsequent to our initial public offering (net of taxes payable on interest income on the funds in the trust account and interest income of up to $1.6 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our liquidation).  Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

Stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a liquidation.

We were not able to complete a business combination within 24 months after the consummation of our initial public offering, or to extend the business combination deadline as proposed in our preliminary proxy filed on March 5, 2009, therefore we will distribute to our public stockholders an amount equal to the amount in the trust account, including (i) all accrued interest, net of income taxes payable on such interest, and (ii) all deferred underwriting discounts and commissions plus any remaining assets.  Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon liquidation.  Consequently, if the trust account is paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

Under Delaware law, the distribution of the trust requires the approval of the holders of a majority of our outstanding stock, without which we will not be able to liquidate, and distribute our assets to our public stockholders.

We are currently working on adopting a plan of liquidation and initiating procedures for liquidation.  However, pursuant to Delaware law, our liquidation requires the affirmative vote of stockholders owning a majority of our then outstanding common stock.  Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the SEC and could be subject to its review.  This process could take a substantial amount of time ranging from 40 days to several months.

As a result, the distribution of our assets to the public stockholders could be subject to a considerable delay.  Furthermore, we may need to postpone the stockholders’ meeting, resolicit our stockholders, or amend our plan of liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in our initial public offering, and these funds will not be available for any other corporate purpose.  In the event we seek stockholder approval for a plan of liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our liquidation.  However, we cannot assure you that our stockholders will approve our liquidation in a timely manner or will ever approve our dissolution.  As a result, we cannot provide investors with assurances of a specific timeframe for the distribution.

Our initial stockholders currently control us and may influence certain actions requiring a stockholder vote.

The holders of shares of our common stock issued prior to the consummation of our initial public offering, whom we refer to as our initial stockholders, own approximately 22% of our issued and outstanding shares of common stock.  Our initial stockholders and Santa Monica Capital Partners, LLC have agreed that any common stock they acquire in or after our initial public offering will be voted in favor of a business combination that is presented to our public stockholders.  Accordingly, shares of common stock acquired by the initial stockholders and Santa Monica Capital Partners, LLC in or after our initial public offering will not have the same voting or conversion rights as our public stockholders with respect to a potential business combination.
We may not have sufficient funds to complete our liquidation. As we had depleted the offering proceeds not in trust or available to us from interest earned on the trust account balance, we issued an unsecured promissory note to Santa Monica Capital Partners II, LLC, a limited liability company owned by Messrs. Marshall, Brendlinger and Pulier on January 15, 2009.

We may not have sufficient funds to complete our liquidation. On January 15, 2009, we issued an unsecured promissory note to Santa Monica Capital Partners II, LLC, for up to $500,000 at a simple rate of interest equal to 10%.  Funds advanced are at the sole discretion of the lender. In the event these funds cannot sustain us through the liquidation, we would need to borrow funds from our management team to operate.    If we do not have sufficient funds to cover the costs of our liquidation, Messrs. Brendlinger, Marshall and Pulier have agreed to indemnify us for our out-of-pocket costs associated with such liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to such liquidation.

Vendors who have not waived their right to funds held in the trust account could seek to recover their expenses from the trust account, which could ultimately deplete the trust account and reduce a public stockholder’s current pro rata portion of the trust account upon liquidation.

We do not have sufficient funds outside of the trust account to pay our obligations and do not believe we have sufficient funds for all costs associated with implementing our plan of liquidation as well as payments to any creditors. Although we had issued a promissory note of up to $500,000 to Santa Monica Capital Partners II, LLC, a limited liability company owned by Messrs. Brendlinger, Marshall and Pulier, on January 15, 2009, the loan advances are at the sole discretion of the lender.

Considering our plan to liquidate, it is possible that vendors that have not waived their right to funds held in the trust account could seek to recover these expenses from the trust account, which could ultimately deplete the trust account and reduce a public stockholder’s current pro rata portion of the trust account upon liquidation. In connection with the IPO, Messrs. Marshall, Brendlinger and Pulier agreed to indemnify us for debts and obligations to vendors that are owed money by us, but only to the extent necessary to ensure that certain liabilities do not reduce funds in the trust account. Therefore, if vendors that have not signed waivers sue the trust account and win their cases, the trust account could be reduced by the amount of the claims and such officers would be required to fulfill his indemnification obligations. To the extent any of such officers fail to fulfill his indemnification obligations, the trust account may be depleted.
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

We do not believe that our present principal activities will subject us to the Investment Company Act of 1940.  In this regard, our agreement with the trustee states that proceeds in the trust account will only be invested in “government securities” (as such term is defined in the Investment Company Act of 1940) and one or more money market funds, selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or tax exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  This investment restriction is intended to facilitate our not being considered an investment company under the Investment Company Act of 1940.  If we are deemed to be subject to that Act, compliance with these additional regulatory burdens would increase our operating expenses.

The NYSE Alternext will delist our securities which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on NYSE Alternext, and we have received a notice from the exchange indicating that we are below certain additional continued listing standards. Additionally, if the stockholders approve the continuation in existence of the Company, the Company’s stock will be delisted, in which case it is expected that the securities will be traded on the OTC Bulletin on the Pink Sheets.  In response, we had submitted our plan of compliance to NYSE Alternext on March 9, 2009, which set forth our plan to hold an annual shareholder meeting on or about May 15, 2009.  We cannot assure you that our securities will continue to be listed on NYSE Alternext.

If NYSE Alternext delists our securities from trading, we could face significant consequences including:

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

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Use of Proceeds from our Initial Public Offering

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for information regarding the use of proceeds from the Company’s initial public offering as disclosed on the Company’s Registration Statement on Form S-1 (File No. 333-128384) filed with the Securities and Exchange Commission, which was declared effective as of March 27, 2007.

Market Information

Our units, which consist of one share of our common stock, par value $.001 per share, and one warrant, each to purchase an additional share of our common stock, trade on the NYSE Alternext (formerly American Stock Exchange) under the symbol “MEJ-U” Our common stock and warrants have traded separately on the NYSE Alternext (formerly the American Stock Exchange) under the symbols “MEJ” and “MEJ-WT”, respectively, since April 18, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the completion of a business combination. Our warrants will expire at 5:00 p.m., Los Angeles time, on March 27, 2011, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sale prices for the Company’s units, common stock and warrants, respectively, as reported on NYSE Alternext (formerly the American Stock Exchange).

Units

Quarter ended	High	Low
December 31, 2008	$7.75	$6.91
September 30, 2008	$8.15	$7.80
June 30, 2008	$8.00	$7.68
March 31, 2008	$8.08	$7.74
December 31, 2007	$8.18	$7.85
September 31, 2007	$8.25	$7.94
June 30, 2007 (1)	$8.20	$7.90

(1)	Represents the high and low sale prices for our units from our initial public offering on April 2, 2007 through June 30, 2007.

Common Stock

Quarter ended	High	Low
December 31, 2008	$7.80	$7.45
September 30, 2008	$7.97	$7.55
June 30, 2008	$7.75	$7.55
March 31, 2008	$7.65	$7.45
December 31, 2007	$7.46	$7.29
September 31, 2007	$7.70	$7.41
June 30, 2007 (1)	$7.62	$7.42

(1)	Represents the high and low sale prices for our shares of common stock from April 18, 2007, the date that our common stock first became separately tradable, through June 30, 2007.

Warrants

Quarter ended	High	Low
December 31, 2008	$0.14	$0.00
September 30, 2008	$0.15	$0.05
June 30, 2008	$0.30	$0.13
March 31, 2008	$0.52	$0.20
December 31, 2007	$0.80	$0.64
September 30, 2007	$0.79	$0.55
June 30, 2007 (1)	$0.72	$0.50

(1)	Represents the high and low sale prices for our warrants from April 18, 2007, the date that our warrants first became separately tradable, through June 30, 2007.

During the years ended December 31, 2008 and 2007, we did not issue any shares of common stock that were not registered under the Securities Act of 1933.

Stockholders

As of March 13, 2009, there were approximately 19 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Issuances of Unregistered Securities; Purchases of Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2008 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

ITEM 6.	SELECTED FINANCIAL DATA

Results of Operations

The following table sets forth selected historical financial information derived from our audited financial statements for the period from June 24, 2005 (inception) to December 31, 2005, and for the years ended December 31, 2006, 2007 and 2008. The following data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Information:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	June 24, 2005 (inception) to December 31, 2005
General and administrative expenses	$1,494,740	$507,351	$37,057	$53,704
Operating (loss)	(1,494,740)	(507,351)	(37,057)	(53,704)
Other income:
Interest (expense)	(2,024)	(12,783)	(12,293)	(6,000)
Interest income	1,677,196	3,424,135	—	—
Net income (loss) attributable to common stockholders	(357,568)	1,787,701	(50,150)	(60,504)
Net income (loss) attributable to common stockholders per share:
Basic	$(0.02)	$0.14	$(0.01)	$(0.01)
Diluted	$(0.02)	$0.12	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	16,038,125	12,818,688	4,225,171	4,687,500
Diluted	16,038,125	15,345,922	4,225,171	4,687,500

Balance Sheet Information:

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Cash	$15,236	$41,589	$6,732	$129,434
Cash equivalents held in trust - restricted	100,698,690	101,277,107	—	—
Total assets	100,981,696	101,369,196	964,378	442,279
Deferred underwriting liability	4,000,000	4,000,000	—	—
Total liabilities	24,876,235	24,906,167	1,015,032	442,783
Common stock subject to possible conversion	19,720,992	19,720,992	—	—
Stockholders’ equity (deficiency)	76,105,461	76,463,029	(50,654)	(504)

Quarterly Results of Operations

The following table sets forth unaudited operating data for each of the quarters of the years ended December 31, 2008 and 2007. This quarterly information has been prepared on the same basis as the annual financial statements of the Company and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

For the year ended December 31, 2008	First Quarter (unaudited)	Second Quarter (unaudited)	Third Quarter (unaudited)	Fourth Quarter (unaudited)
Net income (loss) attributable to common stockholders	$68,855	$(80,260)	$54,987	$(401,150)
Net income (loss) per share
Basic	$0.00	$(0.01)	$0.00	$(0.03)
Diluted	$0.00	$(0.01)	$0.00	$(0.03)

For the year ended December 31, 2007	First Quarter (unaudited)	Second Quarter (unaudited)	Third Quarter (unaudited)	Fourth Quarter (unaudited)
Net income (loss)	$(12,064)	$708,150	$641,186	$450,429
Basic income (loss) per share	$(0.00)	$0.04	$0.04	$0.03
Diluted income (loss) per share	$(0.00)	$0.04	$0.03	$0.02

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 2, 2007, we completed: (i) a private placement of 413,125 units at $8.00 per unit for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) a public offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on March 27, 2007. The proceeds of the private placement and a portion of the proceeds of the public offering, together totaling $98,605,000, were placed in a trust account, which are to be held until the earlier of (i) the consummation of a business combination or (ii) liquidation of the company. The amount in the trust account includes $4,000,000 of contingent underwriting compensation that will be paid to the underwriter if a business combination is consummated. The remaining net proceeds not held in the trust account of $100,000, together with up to $1,600,000 of interest earned on the trust account (net of taxes payable), were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Each unit consists of one share of the Company’s common stock, and one warrant to purchase one share of common stock at an exercise price of $6.00 commencing upon the completion of a business combination with a target business and expiring four years from the effective date of the public offering. In the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given the warrants will be redeemable at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable.  In addition, we granted the underwriters an option to purchase up to an additional 1,875,000 units at the public offering price less the underwriters’ discount and commission, within 30 days of the date of the prospectus, to cover any over-allotments for public sale. The underwriters did not exercise any portion of this option.

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

While we have identified and reviewed information with respect to over 130 possible target companies, 16 of which were provided with a detailed term sheet and/or preliminary term sheet, there is no guarantee that we will be able to engage in a business combination with a target business on favorable terms by April 2, 2009.  Our search for potential target businesses involved making contacts with candidates through members of our management team, board of directors and advisory board; seeking referrals from our professional network of contacts including consultants, investment bankers, and business brokers; and contacting owners of media, digital media and technology businesses.

As discussed in the preliminary proxy statement we filed with the Securities and Exchange Commission on Schedule 14A on March 5, 2009, we entered into a letter of intent with NUI, a “healthy kids lifestyle” company, and were negotiating the terms of the definitive agreement.  NUI is controlled indirectly by David Marshall, our Chief Executive Officer, Chairman and director. We believed the business combination with NUI was in the best interests of our stockholders.  However, because we did not believe the business combination with NUI would be completed by April 2, 2009, we had filed a proxy statement to seek an extension for closing the business combination beyond April 2, 2009 to December 15, 2009.   We did not mail the proxy related to the extension to the shareholders and therefore are now working towards a plan of liquidation.  As of the date of this report, we plan to distribute to our stockholders a proxy statement seeking approval (a) for a plan of liquidation to distribute the amount in our trust account to the holders of shares of our common stock acquired in our initial public offering and (b) to amend and restate our certificate of incorporation to permit the Company to continue as a corporation currently specified in our certificate without the limitations relating to our initial public offering.

Results of Operations

As of December 31, 2008, approximately $100,699,000 (including approximately $2,000 in accreted treasury bill interest) was held in trust and we had approximately $15,000 of unrestricted cash. As of December 31, 2008, the Company has withdrawn $1,600,000 in interest earned on the funds held in the trust account, the maximum permitted for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through December 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the year ended December 31, 2008, we earned $1,675,172 in interest income, net of interest expense. Consistent with the overall market for U.S. Treasury's, the Company has received markedly lower yields on its Treasury Bill investment in the year ended December 31, 2008 compared to the year ended December 31, 2007, and is currently receiving historically low yields of near zero.

The following table shows the total funds held in the trust account through December 31, 2008:

Net proceeds from our initial public offering and private placement of units placed in trust	$94,605,000
Deferred underwriters’ discounts and compensation	4,000,000
Total interest received to date	5,099,166
Less total interest disbursed to us for working capital	(1,600,000)
Less total taxes paid	(1,407,642)
100,696,524
Treasury Bill interest accreted	2,166
Total funds held in trust account through December 31, 2008	$100,698,690

For the year ended December 31, 2008, we paid or incurred an aggregate of $1,494,740 in expenses for the following purposes:

•	Premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to potential acquisitions, SEC reporting obligations and general corporate matters; and

•	miscellaneous operations related expenses including administrative fees and franchise taxes.

For the period following December 31, 2008 through the date of liquidation, if any, we expect to incur expenses for the following purposes:

•	payment of premiums associated with our directors’ and officers’ insurance;

•	payment of estimated income taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	costs related to our liquidation including, filing of a proxy statement and meeting relating to the approval by our stockholders of our plan of liquidation

•	other miscellaneous operations related expenses including administrative fees and franchise taxes.

Lack of Funds

We may not have sufficient funds to allow us to operate through the date of liquidation. We had depleted all the funds available to us from the trust account.  As a result, on January 15, 2009, the Company entered into an unsecured loan facility with Santa Monica Capital Partners II, LLC, an entity owned by Messrs. Marshall, Brendlinger and Pulier (“SMCPII”) to provide up to $500,000 in funds at the discretion of SMCPII.  The promissory note provides for interest at the rate of 10% per annum, and that the principal along with all accrued and unpaid interest is due on the earlier of (i) the closing of a business combination, or (ii) the date the Company liquidates its assets.  In the event the Company is required to and does liquidate pursuant to its Amended and Restated Certificate of Incorporation, unless counsel to the Company delivers an opinion that the amounts due under the note may be paid from the trust account, no amounts may be paid from such account, it being understood that upon liquidation, SMCPII’s sole recourse shall be against assets of the Company not held in the trust account.

If additional funds are required above this amount, or if SMCPII does not make the discretionary advances contemplated under the promissory note, the Company will need to obtain additional funds from its stockholders or another source. In the event the assets held outside the trust account are insufficient to pay the costs associated with liquidation of the Company, its three principal executive officers David Marshall, Kurt Brendlinger and Eric Pulier are obligated to provide additional funds required to pay the costs associated with the liquidation.

As of March 13, 2008, the Company has received $310,000 in loan advances under this promissory note.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our IPO held in the trust fund have been invested only in United States "government securities," defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less. Given our limited risk to principal in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. Consistent with the overall market for U.S. Treasury's, the Company is receiving historically low yields on its Treasury Bill investments. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Schedules have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Santa Monica Media Corporation

We have audited the accompanying balance sheets of Santa Monica Media Corporation (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007, the related statements of operations and cash flows for the years ended December 31, 2008 and 2007, and the period from June 24, 2005 (inception) through December 31, 2008, and the statement of stockholders’ equity for the period from June 24, 2005 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financials statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Monica Medical Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and the period from June 24, 2005 (inception) through December 31, 2008, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2 to the financial statements, the Company has incurred a net loss for the year ended December 31, 2008 and does not have sufficient working capital or outside financing available to meet its planned operating activities.  The Company has been forced to liquidate because a business combination has not been completed by April 2, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

March 11, 2009, except for Notes 1, 2 and 11 as to which the date is April 2, 2009

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
BALANCE SHEETS
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$15,236	$41,589
Cash and cash equivalents held in trust	100,698,690	101,277,107
Prepaids and other current assets	267,770	50,500
Total current assets	100,981,696	101,369,196

TOTAL ASSETS	$100,981,696	$101,369,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$693,243	$69,675
Deferred interest on funds held in trust	462,000	-
Income taxes payable	-	790,500
Deferred tax liability	-	325,000
Deferred underwriting liability	4,000,000	4,000,000
Total current liabilities	5,155,243	5,185,175

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at conversion value	19,720,992	19,720,992

TOTAL LIABILITIES	24,876,235	24,906,167

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 16,038,125 issued and outstanding (including 2,499,999 subject to conversion) at December 31, 2008 and 2007	16,038	16,038
Additional paid-in capital	74,769,944	74,769,944
Retained earnings	1,319,479	1,677,047
Total stockholders’ equity	76,105,461	76,463,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,981,696	$101,369,196

See accompanying notes to financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF INCOME
For the years ended December 31, 2008 and 2007 and for the period from June 24, 2005 (inception) through December 31, 2008

			For the period from June 24, 2005 (inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
Operating expenses
Professional fees	$417,907	$119,974	$551,419
Rent and facilities	90,000	22,500	157,500
Formation and operating costs	986,833	364,877	1,383,933
Total operating expenses	1,494,740	507,351	2,092,852

Other income (expense)
Interest income	1,677,196	3,424,135	5,101,331
Interest expense	(2,024)	(12,783)	(33,100)
Total other income (expense)	1,675,172	3,411,352	5,068,231

Income before provision for income taxes	180,432	2,904,001	2,975,379

Provision for income taxes
Current	437,000	791,300	1,229,900
Deferred	(361,000)	325,000	(36,000)
	76,000	1,116,300	1,193,900

Income before allocation of trust fund interest	104,432	1,787,701	1,781,479

Allocation of trust fund intererst relating to common stock subject to possible conversion	462,000	-	462,000
Net income (loss) available to common stockholders	$(357,568)	$1,787,701	$1,319,479

Weighted average shares outstanding - basic	16,038,125	12,818,688	10,090,346
Weighted average shares outstanding - fully diluted	16,038,125	15,345,922	13,070,298
Net income (loss) per share
Basic	$(0.02)	$0.14	$0.13
Fully diluted	$(0.02)	$0.12	$0.10

See accompanying notes to financial statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (inception) through December 31, 2008

	Common Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Common shares issued June 24, 2005 at $.0128 per share	4,687,500	$4,688	$55,312	$-	$60,000

Net loss				(60,504)	(60,504)

Balance at December 31, 2005	4,687,500	4,688	55,312	(60,504)	(504)

Shares reacquired	(1,562,500)	(1,563)	1,563	-	-

Net loss				(50,150)	(50,150)

Balance at December 31, 2006	3,125,000	3,125	56,875	(110,654)	(50,654)

Sale of units in private placement, including conversion of notes payable	413,125	413	3,304,587		3,305,000

Sale of units, net of underwriters' discount and offering costs	12,500,000	12,500	91,107,482		91,119,982

Forgiveness of interest by a related party			21,992		21,992

Proceeds subject to possible conversion of 2,499,999 shares			(19,720,992)		(19,720,992)

Net income	-	-	-	1,787,701	1,787,701

Balance at December 31, 2007	16,038,125	16,038	74,769,944	1,677,047	76,463,029

Net loss available to common stockholders	-	-	-	(357,568)	(357,568)

Balance at December 31, 2008	16,038,125	$16,038	$74,769,944	$1,319,479	$76,105,461

See accompanying notes to financial statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

			For the period from June 24, 2005 (inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
Cash flow from operating activities:
Net income (loss) available to common shareholders	$(357,568)	$1,787,701	$1,319,479
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in accretion in fair market value of Treasury Bills held in trust account	960,691	(962,857)	(2,166)
Amortization expense	74,887	59,375	134,262
Increase in other current assets	(228,697)	(14,250)	(338,572)
Increase in deferred interest on funds held in trust	462,000	-	462,000
Increase (decrease) in income taxes payable	(790,500)	790,500	-
Increase (decrease) in deferred income tax	(325,000)	325,000	-
Increase (decrease) in accounts payable and accrued expenses	560,108	(563,355)	651,775
Net cash provided by operating activities	355,921	1,422,114	2,226,778

Cash flows from investing activities:
Payment to trust account	-	(98,605,000)	(98,605,000)
Withdrawals from trust account	2,255,614	752,028	3,007,642
Proceeds into trust account	(2,637,888)	(2,461,278)	(5,099,166)
Net cash used in investing activities:	(382,274)	(100,314,250)	(100,696,524)

Cash flows from financing activities:
Proceeds from notes payable, related party	-	30,000	335,000
Payment on notes payable, related party	-	(30,000)	(30,000)
Proceeds from sale of shares of common stock	-	-	60,000
Proceeds from private placement	-	3,000,000	3,000,000
Proceeds from sale of units, net of offering costs	-	95,926,993	95,119,982
Net cash provided by financing activities	-	98,926,993	98,484,982

Net increase (decrease) in cash and cash equivalents at end of period	(26,353)	34,857	15,236

Cash and cash equivalents at beginning of period	41,589	6,732	-

Cash and cash equivalents at end of period	$15,236	$41,589	$15,236

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$1,407,500	$-	$1,409,100
Interest	$2,024	$-	$14,807

Supplemental disclosure of non-cash financing activity:
For the period from inception (June 24, 2005) through December 31, 2008
Accrued deferred underwriting fees	$-	$4,000,000	$4,000,000

Directors' and officers' liability insurance financed	$63,460	$95,625	$63,460

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

See accompanying notes to financial statements

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

As of December 31, 2008, the Company had not commenced any business operations. All activity through April 2, 2007 relates to the Company’s formation and a public offering (“Public Offering”) described below and in Note 3. Subsequent to that date, the Company commenced its research and investigation of suitable business combination opportunities. The Company is considered to be in its development stage and is subject to the risks associated with development stage companies.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  If a Business Combination is not completed by April 2, 2009, the Company will be forced to liquidate. On March 5, 2009, the Company filed a preliminary proxy with the Securities and Exchange Commission with respect to a proposed business combination transaction with NUI, LLC requesting among other corporate charter revisions, an extension to December 15, 2009 of the April 2, 2009 deadline to complete the proposed transaction.    This proxy, requesting the extension, was not mailed to the shareholders and therefore the Company is now working towards a plan of liquidation.  As of the date of this report, the Company plans to distribute to its stockholders a proxy statement seeking approval (a) for a plan of liquidation to distribute the amount in the Company’s trust account to the holders of shares of its common stock acquired in its initial public offering and (b) to amend and restate its certificate of incorporation to permit the Company to continue as a corporation currently specified in its certificate without the limitations relating to its initial public offering.

On April 2, 2007, the Company completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of a $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) the Public Offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007. The proceeds of the Private Placement and a portion of the proceeds of the Public Offering, together totaling $98,605,000, were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes a $4,000,000 contingent underwriting compensation payable to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2008, these amounts have been expended.  (See Note 11).  The Company had one stockholder as of July 31, 2005, Santa Monica Capital Partners LLC (“Initial Stockholder”). During August 2005 and April 2006, Santa Monica Capital Partners, LLC transferred an aggregate of 458,232 units to various parties including the outside directors and advisory board members (“Transferee Stockholders”). (See Note 6.)

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company if the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 3). As of December 31, 2008, the Company had satisfied the conditions for extension of time to complete the Business Combination to 24 months (April 2, 2009).

Cash Equivalents and Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.  Trust assets are invested principally in U.S. Treasury Bills.

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.   For the year ended December 31, 2008, 12,913,125 securities were excluded from the computation because they were anti-dilutive.  For the period ended December 31, 2007 and for the period from June 24, 2005 (inception) through December 31, 2008, there were no securities excluded from the computation because they were anti-dilutive.

			For the period from June 24, 2005 (inception) through
	2008	2007	December 31, 2008
Numerator:
Net income (loss) attributable to common stockholders	$(357,568)	$1,787,701	$1,319,479
Denominator:
Denominator for basic net income per share—weighted average shares	16,038,125	12,818,688	10,090,346
Effect of dilutive securities:
Warrants	—	2,527,234	2,979,952

Denominator for diluted income per share—adjusted weighted average shares	16,038,125	15,345,922	13,070,298
Basic earnings (loss) per share	$(0.02)	$0.14	$0.13
Diluted earnings (loss) per share	$(0.02)	$0.12	$0.10

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

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, money market funds held in trust, prepaid expenses, accounts payable and accrued expenses, deferred underwriting fees payable, and income taxes payable approximate their respective fair values, due to the short-term nature of these items.

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

2.	Going Concern

The Company does not have sufficient funds to allow it to operate through the date of consummation of a business combination or date of liquidation.  As a result, the Company has entered into an unsecured loan facility with Santa Monica Capital Partners II, LLC, an affiliate (“SMCPII”) to provide up to $500,000 in advances at the sole discretion of SMCPII. (See Note 11).  If additional funds are required above this amount, or if SMCPII does not make the discretionary advances contemplated under the promissory note, the Company will need to obtain additional funds from its stockholders or another source. If the Company is unable to obtain additional financing, the Company will be forced to limit its activities or liquidate. None of the Company’s officers, directors or stockholders are required to provide any financing to the Company. In the event the assets held outside the trust account are insufficient to pay the costs associated with dissolution and liquidation of the Company, its three principal executive officers are obligated to provide additional funds required to pay the costs associated with the dissolution and liquidation.

As set forth in Note 11, on March 5, 2009, the Company filed a preliminary proxy with the Securities and Exchange Commission with respect to a proposed business combination transaction requesting among other corporate charter revisions, an extension to December 15, 2009 of the April 2, 2009 transaction deadline.    This proxy, requesting the extension, was not mailed to the shareholders and therefore the Company is now working towards a plan of liquidation.  As of the date of this report, the Company plans to distribute to its stockholders a proxy statement seeking approval (a) for a plan of liquidation to distribute the amount in the Company’s trust account to the holders of shares of its common stock acquired in its initial public offering and (b) to amend and restate its certificate of incorporation to permit the Company to continue as a corporation currently specified in its certificate without the limitations relating to its initial public offering.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

3.	Public Offering

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

Each Unit consists of one share of the Company’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 upon the completion of a business combination with a target business, and will expire four years from the effective date of the Public Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In addition, the Company granted the underwriters an option to purchase up to an additional 1,875,000 Units at the public offering price less the underwriters’ discount and commission to cover any over-allotments for public sale. The underwriters did not exercise any portion of this option.

4.            Note Payable - Related Party

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

5.            Commitments - Related Party

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by Santa Monica Capital Corp, and subsequently, Santa Monica Capital Partners II, LLC, an affiliate of Santa Monica Capital Corp. Such affiliate has agreed that it will make such services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing as of July 1, 2005 through January 5, 2006. Under the agreement as amended, the Company did not pay or accrue additional fees until October 2, 2007, six months after consummation of the Public Offering of the Company’s securities, upon which the Company began to pay $7,500 per month. The Company will continue to pay such fees until the Company has paid aggregate fees of $180,000, or, if earlier, upon the completion of a Business Combination. As of December 31, 2008 and 2007, the Company had incurred an aggregate of $90,000 and $67,500, respectively, for such services.  As of December 31, 2008, $7,500 was unpaid and included in accrued expenses.

6.            Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.            Common Stock and Warrants

In July 2005, the Company issued 4,687,500 Units to Santa Monica Capital Partners, LLC for $60,000 in cash, at a purchase price of approximately $0.01 per unit. Mr. Marshall, the Company’s Chairman of the Board and Chief Executive Officer, Mr. Brendlinger, the Company’s Chief Financial Officer and Director, Mr. Pulier, the Company’s Secretary and Director, and Mr. Baradaran, the Company’s Director, are the beneficial owners of Santa Monica Capital Partners, LLC. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $6.00 per share, exercisable upon the consummation of a Business Combination and expiring four years from the consummation of the Public Offering.

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

All units transferred by Santa Monica Capital Partners, LLC were paid for pursuant to the delivery of promissory notes due August 2009 issued to Santa Monica Capital Partners, LLC with interest of 8% per annum payable upon maturity thereof.

In September 2006, in conjunction with the Company’s public offering, the Company’s Board of Directors authorized the Company to enter into an agreement with its shareholders, other than Santa Monica Capital Partners, LLC, to exchange their units for an equal number of shares of the Company’s common stock, and this exchange subsequently was completed in September 2006. Additionally, Santa Monica Capital Partners, LLC exchanged its 4,229,268 units for 2,666,768 shares of the Company’s common stock. As a result, there are no outstanding warrants relating to the originally issued shares. See Note 8.

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

In connection with the Public Offering described in Note 3 and the private placement of Units described above, the Company issued warrants to purchase an aggregate 12,913,125 shares of its common stock, all of which were outstanding as of December 31, 2008. The warrants have a weighted average exercise price of $6.00 per share, and a weighted average remaining term of 27 months.

8.            Registration Rights

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

9.            Income Taxes

The following table presents the current and deferred income tax provision for federal and state income taxes:

	2008	2007	For the period from June 24, 2005 (inception) through December 31, 2008
Current tax provision:
Federal	$335,000	$627,500	$962,500
State	102,000	163,800	267,400
	$437,000	$791,300	$1,229,900

Deferred tax provision:
Federal	(276,000)	241,000	(35,000)
State	(85,000)	84,000	(1,000)
	(361,000)	325,000	(36,000)
Total provision for income tax	$76,000	$1,116,300	$1,193,900

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

Significant components of the Company’s net deferred tax asset (liability) at December 31, 2008 and 2007 are as follows:

	2008	2007
Expenses deductible in future periods	$37,000	$85,000
Accretion of interest on U.S. Treasury Bills	(1,000)	(410,000)
Total deferred tax assets (liabilities)	36,000	(325,000)
Valuation allowance	—	—
Net deferred tax asset (liability)	$36,000	$(325,000)

In assessing the realizability of deferred tax assets of $36,000 and $85,000 at December 31, 2008 and 2007, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Management's analysis of the deferred tax asset at December 31, 2008 and 2007 concluded that the asset can be utilized in future periods. Therefore, there is no valuation allowance against this asset as of December 31, 2008 and 2007.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes for the year ended December 31, 2008 and 2007, and the period from June 24, 2005 (inception) through December 31, 2008 as follows:

			For the period from June 24, 2005 (inception) through
	2008	2007	December 31, 2008
Expected tax at 34%	$61,000	$987,000	$1,012,000
Change in valuation allowance	-	(43,000)	-
State income tax, net of federal tax benefit	11,000	169,000	174,000
Other	4,000	3,000	8,000
Provision for income taxes	$76,000	$1,116,000	$1,194,000

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. The Company recognized no cumulative effect adjustment as a result of adopting FIN 48. At December 31, 2008 and 2007, the Company has no unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company currently is not under examination by any tax authority.

10.           Summarized Quarterly Data (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2008.

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net income (loss) attributable to common stockholders	$(401,150)	$54,987	$(80,260)	$68,855
Net income per share
Basic	$(0.03)	$0.00	$(0.01)	$0.00
Diluted	$(0.03)	$0.00	$(0.01)	$0.00

11.           Subsequent Events

On January 15, 2009, the Company entered into an unsecured loan facility with Santa Monica Capital Partners II, LLC, an affiliate (“Lender”), to provide up to $500,000 in funds at the discretion of the Lender.  The promissory note provides for interest at the rate of 10% per annum, and that the principal along with all accrued and unpaid interest is due on the earlier of (i) the closing of a business combination, as such term is defined in the Company’s prospectus dated March 27, 2007 as filed with the Securities and Exchange Commission on March 28, 2007,   or (ii) the date that the Company liquidates its assets.  In the event that the Company is required to and does dissolve and liquidate pursuant to its Certificate of Incorporation, the Lender’s sole recourse shall be against the assets of the Company not held in the trust account, unless the Company’s counsel delivers an opinion that the amounts due under the note may be paid from the trust account.  As of April 2, 2009, $310,000 had been advanced to the Company pursuant to this promissory note.

On March 5, 2009, the Company filed a preliminary proxy with the Securities and Exchange Commission with respect to a proposed business combination transaction with NUI, LLC (“NUI”) requesting among other corporate charter revisions, an extension to December 15, 2009 of the April 2, 2009 deadline to complete the proposed transaction.    This proxy, requesting the extension, was not mailed to the shareholders and therefore the Company is now working towards a plan of liquidation.  As of the date of this report, the Company plans to distribute to its stockholders a proxy statement seeking approval (a) for a plan of liquidation to distribute the amount in the Company’s trust account to the holders of shares of its common stock acquired in its initial public offering and (b) to amend and restate its certificate of incorporation to permit the Company to continue as a corporation currently specified in its certificate without the limitations relating to its initial public offering.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of Santa Monica Media Corporation’s disclosure controls and procedures as of December 31, 2008 was made under the supervision and with the participation of management, including the chief executive and principal financial officer.  Based on that evaluation, the chief executive and principal financial officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management Acknowledgment

The management of Santa Monica Media Corporation (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management Assessment

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Oversight of the internal controls over financial reporting compliance activities is under the direction of the CFO in coordination with the Company’s outside financial consultant who is responsible for the preparation of the Company’s financial statements.  Since the Company is a Blank Check Company with no current business operations, it has no employees, and only three corporate officers, two of which, the CEO and CFO, are responsible for the day-to-day operations.  All of the activities of the Company take place in a single office where the principal operating officers and the consultant work together.  There is regular communication among this small group of personnel, and all events that may have an impact on the Company’s internal controls over financial reporting, or disclosure obligations are made known to the CFO so that corrective action, if required, is implemented.

The CEO, CFO and consultant meet on a quarterly basis in connection with the preparation of published financial statements to review activities for the period.

The quarterly and annual regulatory filings are then reviewed in detail by the Audit Committee of the Board prior to filing with the Commission.  The Audit Committee is comprised of independent board members, and the chairman is a financial expert.  The Audit Committee is the forum within the Company to address internal controls over financial reporting, and any weaknesses that may be identified during the quarter.

Results of Management’s Assessment

Management believes, as discussed above, appropriate internal controls are in place to maintain an adequate system of internal control over financial reporting which should result in the fair presentation of published financial statements.  However, due to the fact that the Company has no employees and the CFO is involved in all accounting matters, there is a lack of segregation of duties.  This constitutes a material weakness in internal control and, accordingly, as of December 31, 2008, the chief executive and principal financial officer concluded that the Company’s internal controls over financial reporting are not effective based on the evaluation criteria mentioned above. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management believes if the Company completes a successful acquisition during 2009, it will be able to alleviate the material weakness described above.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Our independent registered public accounting firm, Gumbiner Savett Inc., who also audited the financial statements, independently assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Santa Monica Media Corporation

We have audited Santa Monica Media Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Santa Monica Media Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Because the Company has no employees, the Company is unable to segregate the accounting procedures over financial activities to provide adequate internal controls. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 11, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Santa Monica Media Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Santa Monica Media Corporation, and our report dated March 11, 2009 expressed an unqualified opinion.

Gumbiner Savett Inc.
Santa Monica, CA
March 11, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are as follows:

Name	Age	Position

David Marshall	45	Chairman of the Board and Chief Executive Officer
Kurt Brendlinger	47	Chief Financial Officer and Director
Eric Pulier	42	Chief Technology Officer, Secretary and Director
Dallas Clement	44	Director
Robert Schultz	78	Director
Sharyar Baradaran	41	Director

David Marshall has served as our Chairman of the Board and Chief Executive Officer since our inception. Mr. Marshall is co-founder of Youbet.com, Inc. (NASDAQ:UBET), the largest legal online gaming company in the U.S. based on total wagers. Since December 1999, Mr. Marshall has been a financial principal and/or consultant to various emerging growth companies providing finance, acquisition and operational expertise including participation in numerous equity and debt fundings of InterMetro Communications Inc, a Voice-Over-Internet-Protocol company beginning in  2006. In September 2005, Mr. Marshall founded NUI, LLC, a food & beverage, media & entertainment company focused solely on encouraging children to be smart, fit and happy. From October 2006 through June 2008, Mr. Marshall served as Chairman of the Board of Pro Elite, Inc. (PELE.PK), a company that conducts a mixed martial arts business both live and on line.

Kurt Brendlinger has served as our Chief Financial Officer and a director since our inception. From January 2002 to June 2004, Mr. Brendlinger was Chief Executive Officer and President of Rainmakers, Inc., an Internet marketing services company for the entertainment industry. Rainmakers has service agreements with Sony Pictures, Revolution Studios, 20th Century Fox, Dreamworks, Walden/AFG, and Initial Entertainment. Since July 2004, Mr. Brendlinger has been the Managing Director of Aaron Fleck & Associates, LLC, a registered investment advisor where he is responsible for deal sourcing, capital raising, venture capital and private equity investments and asset management. From October 2006 to June 2008, Mr. Brendlinger was a director of ProElite, Inc. (PELE.PK), a company that conducts a mixed martial arts business both live and on line. Mr. Brendlinger is also a director of NuRx Pharmaceuticals, Inc. (NURX.OB), a clinical stage biotechnology company focusing on retinoid and rexinoid therapeutics for applications in oncology and other highly prevalent diseases.

Eric Pulier has been our Secretary and a director since our inception and also holds the position of Chief Technology Officer. Mr. Pulier was founder and, since January 2001, has served as the Executive Chairman of SOA Software, Inc., a developer of enterprise software products for SOA governance, security and management. The company’s recent growth has been driven by the addition of some of the largest Fortune 500 companies. SOA Software products now run well over 4 Billion transactions/month around the world.  In January 2003, Mr. Pulier was appointed as a board member of the Center for Telecommunications Management (CTM) at the Marshall School of Business at USC, a global organization dedicated to thought leadership for the networked digital economy.

Dallas Clement has served as a director since August 2005. Since August 2000, Mr. Clement has been the Senior Vice President of Strategy and Product Management for Cox Communications, Inc., a multi-service broadband communications company. Mr. Clement oversees development and growth strategies related to the Cox Communications, Inc.’s video, voice, high-speed Internet and wireless services. Mr. Clement is a member of our Audit Committee.

Robert Schultz has served as a director since August 2005. From June 2002 to October 2005, Mr. Schultz served as chairman of Advanced Electron Beams, Inc. a company that utilizes its proprietary electron beam technology to build and market unique electron beam systems for advanced manufacturing processes and environmental control. He resigned from the AEB board in October 2005. He was a member of the board of directors of MCT Corporation, which built and operated cellular phone systems in Russia and Central Asia, from April 2000, until its merger with TeliaSonera in July 2007. He was elected to the National Academy of Engineering in 1992. Mr. Schultz is a member of our Audit Committee.

Sharyar Baradaran has served as a director since April 2006. Since January 2001 Mr. Baradaran has served as Chief Executive Officer and chairman of BaradaranVentures, a privately held investment fund located in Los Angeles, California. Since November 2003, Mr. Baradaran has served on the board of directors of InnerWorkings Inc., (NASDAQ- INWK) a leading provider of print and related procurement services. From August 2006 to the present Mr. Baradaran has been on the advisory board of Echo Global Logistics Inc., a transportation management firm providing superior cost savings technology and services for companies ranging from small enterprises to the Fortune 100. From June 2002 until December 2004 and then from September 2005 until the present Mr. Baradaran served on the board of ISENSIX Inc., a propriety wireless and web-based system providing safety/quality management solutions for vital systems in hospital, blood bank, and clinical laboratories. Mr. Baradaran has been on the board of NuRx Pharmaceuticals since May 2007, an emerging biotech company with focus on the development of retinoid and rexinoid compounds. Mr. Baradaran is a member of our Audit Committee.

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

Director Independence

Our board of directors has determined that Messrs. Clement, Baradaran and Schultz are “independent directors” as defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and as defined by the rules of NYSE Alternext.  Scott Sassa, who resigned as director effective January 15, 2009, was also an “independent director.”

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NYSE Alternext’s listing standards. The NYSE Alternext listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NYSE Alternext that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Clement satisfies the NYSE Alternext’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

Nominating Committee

Our nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. There have been no material changes to our procedures by which stockholders may recommend nominees to our board of directors.  The nominating committee and compensation committee each consists of Dallas Clement, as chairman, and Sharyar Baradaran, each of whom is an independent director under the NYSE Alternext listing standards.

Guidelines for Selecting Director Nominees

We have established guidelines for selecting nominees that generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment.

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

•
We are currently in discussions to acquire NUI, a business that is affiliated with David Marshall, our Chairman of the Board and Chief Executive Officer, which may create conflicts of interest affecting Mr. Marshall and which may result in a transaction that is not as favorable to our public stockholders as a transaction that lacks such conflicts of interest.

•
Since our officers and directors own shares of our common stock that will become transferable only if a business combination is completed and certain of our officers and directors will beneficially own warrants purchased in the private placement that will expire worthless if a business combination is not consummated, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. Additionally they may enter into consulting or employment agreements with NUI as part of a business combination.

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

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our existing stockholders (including our officers, directors or advisory board members) unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.  In connection with the possible business combination with NUI, we intend to obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

Members of our management team, including our directors, have not received any cash or other compensation for services rendered to us to date. Commencing on July 5, 2005 through the acquisition of a target business, we have agreed to pay Santa Monica Capital Corp, an entity owned and controlled by Mr. Marshall, a total of $7,500 per month for office space and administrative services, including secretarial support. On October 1, 2007, this agreement was assigned to Santa Monica Capital Partners II, LLC, and entity owned and controlled by Messrs. Marshall, Brendlinger and Pulier. This arrangement was agreed to by Santa Monica Capital Corp. for our benefit and is not intended to provide Messrs. Marshall, Brendlinger and Pulier compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. For the year ended December 31, 2008, we paid an aggregate of $82,500 for such services. For the year ended December 31, 2007, we paid an aggregate of $90,000, including $67,500 for services accrued from July 1, 2005 through January 5, 2006, and $22,500 for services rendered from October 1, 2007 through December 31, 2007 pursuant to the arrangement.

Other than this $7,500 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any members of our management team, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, members of our management team, including our directors, who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Compensation Committee

Our compensation committee is responsible for recommending the compensation of our executive officers. The nominating committee and compensation committee each consists of Dallas Clement, as chairman, and Sharyar Baradaran, each of whom is an independent director under the NYSE Alternext listing standards. Neither Mr. Clement nor Mr. Baradaran have been an officer or employee of the Company.

Compensation Discussion and Analysis; Compensation Committee Report

We have not included a Compensation Discussion and Analysis, as members of our management team, including our directors, have not received any cash or other compensation for services rendered to us during the years ended December 31, 2008 or 2007.  As no compensation had been provided to any of our officers or directors, the Compensation Committee has not reviewed a Compensation Discussion and Analysis of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2009, by:

•
each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor units or our other outstanding warrants, as we do not believe that these warrants will become exercisable within 60 days of March 13, 2009.

Name	Number of Shares	Percentage of Class (1)	Relationship to Us
David Marshall (2) (3) 12121 Wilshire Boulevard Suite 1001 Los Angeles, CA 90025	3,079,893	19.2%	Chairman of the Board, Chief Executive Officer
Kurt Brendlinger (2) (4) 12121 Wilshire Boulevard Suite 1001 Los Angeles, CA 90025	3,079,893	19.2%	Director, Chief Financial Officer
Eric Pulier (2) (5) 12121 Wilshire Boulevard Suite 1001 Los Angeles, CA 90025	3,079,893	19.2%	Director, Chief Technology Officer, Secretary
Dallas Clement 1400 Lake Hearn Drive Atlanta, GA 90319	37,560	* %	Director
Robert Schultz 1140 Black Birch Drive Aspen, CO 81611	37,560	* %	Director
Sharyar Baradaran (6) 414 North Camden Drive Beverly Hills, CA 90210	3,117,453	19.4%	Director
Santa Monica Capital Partners, LLC (7) 12121 Wilshire Boulevard Suite 1001 Los Angeles, CA 90025	3,079,893	19.2%	Stockholder
All directors and executive officers as a group (6 individuals)	3,192,573	19.9%

Fir Tree, Inc. (8) 505 5th Avenue 23rd Floor New York, New York 10017	1,587,300	9.9%	Stockholder
QVT Financial LP (9) 1177 Avenue of the Americas 9th Floor New York, New York 10036	1,388,851	8.7%	Stockholder
Millenium Management, LLC (10) 666 Fifth Avenue New York, New York 10103	992,800	6.2%	Stockholder
Aldebaran Investments, LLC (11) 500 Park Avenue 5th Floor New York, New York 10022	950,900	5.9%	Stockholder
HBK Investments, LP (12) 2101 Cedar Springs Road Suite 700 Dallas, Texas 75201	860,450	5.4%	Stockholder

*	Less than 1%.

(1)	Based on a total of 16,038,125 shares of the Company’s common stock issued and outstanding on March 13, 2009.

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

(6)
Mr. Baradaran is the record owner of 37,560 shares of our common stock and the beneficial owner of the shares of Santa Monica Media Corporation that are owned by Santa Monica Capital Partners, LLC, as described in note (2). Mr. Baradaran possesses sole voting and dispositive authority over 550,150 shares of our common stock owned by Santa Monica Capital Partners, LLC.

(7)
Santa Monica Capital Partners, LLC is the record owner of the shares of our common stock listed opposite its name in the above table. As described above in notes (2) and (6), Messrs. Marshall, Brendlinger, Pulier and Baradaran beneficially own shares of our common stock by reason of their ownership of Santa Monica Capital Partners, LLC.

(8)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission by Fir Tree, Inc. on February 10, 2009.

(9)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission by QVT Financial LP on February 2, 2009.

(10)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission by Millenium Management, LLC on February 3, 2009.

(11)	Based on the Schedule 13G filed with the Securities and Exchange Commission by Aldebaran Investments, LLC on February 17, 2009.

(12)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission by HBK Investments, LP on February 3, 2009.

Equity Compensation Plan Information

Company does not currently have an equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions Between Us and Our Affiliates

We have agreed to pay to Santa Monica Capital Corp., an affiliate of our Chief Executive Officer, David Marshall, a monthly fee of $7,500 for general and administrative services including office space, utilities and secretarial support. We have accrued an aggregate fee of $45,000 for the six-month period from July 5, 2005 to January 5, 2006. We agreed with Santa Monica Capital Corp. that no monthly fee will accrue for the period from January 5, 2006 to October 2, 2007, at which point we paid to Santa Monica Capital Corp. the entire accrued amount of $45,000 for the period prior to January 5, 2006. During each month following October 2, 2007, we paid a fee of $7,500 to Santa Monica Capital Corp. Our obligation to pay such fees will terminate as soon as we have paid aggregate fees of $180,000 to Santa Monica Capital Corp. or, if earlier, upon the completion of our initial business combination. This agreement was assigned to Santa Monica Capital Partners II, LLC, an entity owned and controlled by Messrs. Marshall, Brendlinger and Pulier, on October 1, 2007. As of December 31, 2008, the Company had incurred $157,500 for such services, $7,500 which was accrued but unpaid at December 31, 2008.

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

On January 15, 2009, we entered into an unsecured loan facility with Santa Monica Capital Partners II, LLC, an entity owned by Messrs. Marshall, Brendlinger and Pulier, to provide up to $500,000 in funds at the discretion of the lender. The promissory note provides for interest at the rate of 10% per annum. All amounts advanced under the promissory note are due upon the earlier to occur of (i) the closing of a business combination and (ii) the liquidation of our assets.  In the event we dissolve and liquidate pursuant to our Amended and Restated Certificate of Incorporation, except as set forth in the promissory note, the lender’s sole recourse will be against our assets not held in the trust account.  As of the date of this report, the outstanding principal balance on this promissory note was $310,000.

Review, Approval or Ratification of Transactions with Related Persons

As provided in our audit committee charter, all related party transactions must be reviewed and approved by our audit committee.  As such, we conduct a review of all related party transactions for potential conflicts of interest on an ongoing basis.  All such transactions relating to executive officers and directors must be approved by our audit committee.

Director Independence

Information regarding our independent directors is set forth above in Item 10 under the caption “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Gumbiner Savett, Inc. (“Gumbiner”) is exclusively responsible for the opinion rendered in connection with its examination.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit fees	$75,020	$98,675
Audit-related fees	22,715	—
Tax fees	7,070	—
All other fees	—	—
Total fees	$104,805	$98,675

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

In addition to retaining Gumbiner to audit our financial statements for the year ended December 31, 2008, we retained Gumbiner to provide tax preparation work to us for our 2008 fiscal year, and audit-related services in connection with financial accounting matters related to proposed business combination transaction. We understand the need for Gumbiner to maintain objectivity and independence in its audit of our financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)           Financial Statements

See Part II, Item 8, Financial Statements and Supplementary Data.

(2)           Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

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
Name: David M. Marshall
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David M. Marshall	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 2, 2009
David M. Marshall

/s/ Kurt Brendlinger	Chief Financial Officer and Director (Principal Accounting and Financial Officer)	April 2, 2009
Kurt Brendlinger
	Chief Technology Officer, Secretary and Director	April 2, 2009
/s/ Eric Pulier
Eric Pulier

	Director	April 2, 2009
/s/ Dallas Clement
Dallas Clement
	Director	April 2, 2009
/s/ Sharyar Baradaran
Sharyar Baradaran
	Director	April 2, 2009
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