Form 10-K/A
period 2008-12-31
Santa Monica Media CORP
filed 2009-08-27
CIK 1337927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

11845 West Olympic Blvd., Suite 1125W
Los Angeles, CA 90064
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

EXPLANATORY NOTE

We are filing Amendment No. 1 (this “Amendment”) to the Santa Monica Media Corporation (“we” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed on April 2, 2009 (the “Original Filing”).

The following revisions to the Original Filing have been made in this Amendment:

1.	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unsigned Report of Independent Registered Public Accounting Firm has been replaced in its entirety by an updated, signed report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

The Balance Sheets at December 31, 2008 and 2007 (page 20) have been modified to reflect the following:

The single line item of  “Prepaids and other current assets” has been revised to reflect a separate line item for “Refundable income taxes” which was previously included therein as follow:

	December 31, 2008	December 31, 2007
Refundable income taxes	$180,000	$--
Prepaids and other current assets	87,770	50,500
Prepaids and other current assets as previously reported	$267,770	$50,500

The single line item of “Accounts payable and accrued expenses” has been revised to reflect a separate line item for “Reserve for state franchise tax” which was previously included therein as follows:

	December 31, 2008	December 31, 2007
Accounts payable and accrued expenses	$302,399	$69,675
Reserve for state franchise tax	390,844	--
Accounts payable and accrued expenses as previously reported	$693,243	$69,675

The Statements of Cash Flows for the years ended December 31, 2008, 2007 and for the period from June 24, 2005 (inception) through December 31, 2008 (page 23) has been modified to reflect the cash flow effect of the separate line item changes in the Balance Sheets identified above.

2.	ITEM 9A. CONTROLS AND PROCEDURES

Replaced in its entirety to revised management’s conclusions that as of December 31, 2008 disclosure controls and procedures were not effective, and that internal control over financial reporting was effective.  The Report of Independent Registered Public Accounting Firm has been revised to reflect those changes in management’s assessment.

3.	The following typographical errors in the Original Filing are corrected in this 10-K/A:

a.	The Quarter ended “September 30, 2007” date reflected in both the Units and Common Stock price schedules on page 12 is corrected from “September 31, 2007”,

b.	The third paragraph of the section entitled “Lack of Funds” on page 17 has been corrected to “March 13, 2009” from “March 13, 2008”, and

c.	The page numbers in the Index to Financial Statements under ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA on page 18 have been revised to reflect the correct page references.

For the convenience of the reader, this Amendment restates the Original Filing.  This Amendment does not otherwise amend or update any exhibit to or disclosures set forth in the Original Filing.  Pursuant to Rule 12b-15, under the Securities and Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to the Sarbanes-Oxley Act of 2002.

Except as stated herein, this Form 10−K/A does not reflect events occurring after the filing of the 2008 Form 10-K on April 2, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2008 10-K. Accordingly, this Form 10−K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10−K.

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

Units

Quarter ended	High	Low
December 31, 2008	$7.75	$6.91
September 30, 2008	$8.15	$7.80
June 30, 2008	$8.00	$7.68
March 31, 2008	$8.08	$7.74
December 31, 2007	$8.18	$7.85
September 30, 2007	$8.25	$7.94
June 30, 2007 (1)	$8.20	$7.90

(1)	Represents the high and low sale prices for our units from our initial public offering on April 2, 2007 through June 30, 2007.

Common Stock

Quarter ended	High	Low
December 31, 2008	$7.80	$7.45
September 30, 2008	$7.97	$7.55
June 30, 2008	$7.75	$7.55
March 31, 2008	$7.65	$7.45
December 31, 2007	$7.46	$7.29
September 30, 2007	$7.70	$7.41
June 30, 2007 (1)	$7.62	$7.42

(1)	Represents the high and low sale prices for our shares of common stock from April 18, 2007, the date that our common stock first became separately tradable, through June 30, 2007.

Warrants

Quarter ended	High	Low
December 31, 2008	$0.14	$0.00
September 30, 2008	$0.15	$0.05
June 30, 2008	$0.30	$0.13
March 31, 2008	$0.52	$0.20
December 31, 2007	$0.80	$0.64
September 30, 2007	$0.79	$0.55
June 30, 2007 (1)	$0.72	$0.50

(1)	Represents the high and low sale prices for our warrants from April 18, 2007, the date that our warrants first became separately tradable, through June 30, 2007.

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

As of March 13, 2009, the Company has received $310,000 in loan advances under this promissory note.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Monica Media Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and the period from June 24, 2005 (inception) through December 31, 2008, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2 to the financial statements, the Company has incurred a net loss for the year ended December 31, 2008 and does not have sufficient working capital or outside financing available to meet its planned operating activities.  The Company has been forced to liquidate because a business combination had not been completed by April 2, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ Gumbiner Savett Inc.
Gumbiner Savett Inc.
Santa Monica, CA
March 11, 2009, except for Notes 1, 2 and 11 as to which the date is April 2, 2009, and except for our report on the effectiveness of the Company’s internal control over financial reporting as to which the date is August 25, 2009

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
BALANCE SHEETS
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$15,236	$41,589
Cash and cash equivalents held in trust	100,698,690	101,277,107
Prepaids and other current assets	87,770	50,500
Refundable income taxes	180,000	-
Total current assets	100,981,696	101,369,196

TOTAL ASSETS	$100,981,696	$101,369,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$302,399	$69,675
Reserve for state franchise tax	390,844	-
Deferred interest on funds held in trust	462,000	-
Income taxes payable	-	790,500
Deferred tax liability	-	325,000
Deferred underwriting liability	4,000,000	4,000,000
Total current liabilities	5,155,243	5,185,175

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at conversion value	19,720,992	19,720,992

TOTAL LIABILITIES	24,876,235	24,906,167

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 16,038,125 issued and outstanding (including 2,499,999 subject to conversion) at December 31, 2008 and 2007	16,038	16,038
Additional paid-in capital	74,769,944	74,769,944
Retained earnings	1,319,479	1,677,047
Total stockholders’ equity	76,105,461	76,463,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,981,696	$101,369,196

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

See accompanying notes to financial statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

			For the period from June 24, 2005 (inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
Cash flow from operating activities:
Net income (loss) available to common shareholders	$(357,568)	$1,787,701	$1,319,479
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in accretion in fair market value of Treasury Bills held in trust account	960,691	(962,857)	(2,166)
Amortization expense	74,887	59,375	134,262
Increase in other current assets	(48,697)	(14,250)	(338,572)
Increase in refundable income taxes	(180,000)	-	-
Increase in deferred interest on funds held in trust	462,000	-	462,000
Increase (decrease) in income taxes payable	(790,500)	790,500	-
Increase (decrease) in deferred income tax	(325,000)	325,000	-
Increase in reserve for state franchise tax	390,844	-	-
Increase (decrease) in accounts payable and accrued expenses	169,264	(563,355)	651,775
Net cash provided by operating activities	355,921	1,422,114	2,226,778

Cash flows from investing activities:
Payment to trust account	-	(98,605,000)	(98,605,000)
Withdrawals from trust account	2,255,614	752,028	3,007,642
Proceeds into trust account	(2,637,888)	(2,461,278)	(5,099,166)
Net cash used in investing activities:	(382,274)	(100,314,250)	(100,696,524)

Cash flows from financing activities:
Proceeds from notes payable, related party	-	30,000	335,000
Payment on notes payable, related party	-	(30,000)	(30,000)
Proceeds from sale of shares of common stock	-	-	60,000
Proceeds from private placement	-	3,000,000	3,000,000
Proceeds from sale of units, net of offering costs	-	95,926,993	95,119,982
Net cash provided by financing activities	-	98,926,993	98,484,982

Net increase (decrease) in cash and cash equivalents at end of period	(26,353)	34,857	15,236

Cash and cash equivalents at beginning of period	41,589	6,732	-

Cash and cash equivalents at end of period	$15,236	$41,589	$15,236

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$1,407,500	$-	$1,409,100
Interest	$2,024	$-	$14,807

Supplemental disclosure of non-cash financing activity:
For the period from inception (June 24, 2005) through December 31, 2008
Accrued deferred underwriting fees	$-	$4,000,000	$4,000,000

Directors' and officers' liability insurance financed	$63,460	$95,625	$63,460

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During 2009, management of Santa Monica Media Corporation (the "Company") determined that it had not completed its evaluation, which included certain documentation and testing, of the Company’s disclosure controls and procedures as of December 31, 2008 for the reasons discussed below under the caption “Results of Management’s Assessment”.  The incomplete evaluation was made by management, including the Chief Executive and Chief Financial Officers, pursuant to Rule 13a-15(b) of the Securities Exchange Act.  Since the evaluation was not completed at December 31, 2008, the Company's Chief Executive and Chief Financial Officers concluded that the Company's disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management Acknowledgment

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A Company's internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Management Assessment

During 2009, management of the Company determined that it had not completed its evaluation, which included certain documentation and testing, of the Company’s internal control over financial reporting as of December 31, 2008.

As of December 31, 2008, the Company's management was in the process of assessing the effectiveness of the Company's internal control over financial reporting.  In making this assessment, the Company was using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the "entity-level controls"), as well as a company's control activities ("process level controls").

Oversight of the internal control over financial reporting compliance activities is under the direction of the CEO and CFO in coordination with the Company’s outside financial consultant who is responsible for the preparation of the Company’s financial statements.  Since the Company is a Blank Check Company with no current business operations, it has no employees, and only three corporate officers, two of which, the CEO and CFO, are responsible for the day-to-day operations.  All of the activities of the Company take place in a single office where the executive and financial officers and the consultant work together.  There is regular communication among this small group of personnel, and all events that may have an impact on the Company’s internal controls over financial reporting are made known to the CEO and CFO so that action, if required, is implemented.

The CEO, CFO and consultant meet at least on a quarterly basis in connection with the preparation of published financial statements to review activities for the period.  The quarterly and annual regulatory filings are then reviewed in detail by the Audit Committee of the Board prior to filing with the Commission.  The Audit Committee is comprised of independent board members, and the chairman is a financial expert.  The Audit Committee is the forum within the Company to address internal control over financial reporting, and any weaknesses that may be identified during the quarter.

Management believes the above activities are effective controls.

Results of Management’s Assessment

At December 31, 2008, management believed, as discussed above, in so far as it had completed its assessment, that appropriate internal controls were in place to maintain an adequate system of internal control over financial reporting which should result in the fair presentation of published financial statements.  However, due to the fact that the Company has limited personnel resources, there was a lack of segregation of duties, which management identified as a material weakness.  Such determination was made notwithstanding the fact that management had not completed its documentation and testing of its internal control systems, primarily in the areas of financial reporting systems and processing controls. Therefore, management concluded that there was a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis.  As a result of this situation, which constituted a material weakness in internal control as of December 31, 2008, the Company's Chief Executive and Chief Financial Officers concluded that the Company’s internal control over financial reporting was not effective.  A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

Subsequent to December 31, 2008 and filing of Form 10-K, the Company completed the documentation of the financial reporting systems and processing controls and testing of those areas.  As a result, management has determined that sufficient compensating controls were in existence such that lack of segregation of duties was not a material weakness at that time, but a significant deficiency.  Management believes that such significant deficiency does not constitute a material weakness in the Company’s system of internal control over financial reporting. The Company's Chief Executive and Chief Financial Officers have therefore determined that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Santa Monica Media Corporation

We have previously audited and reported on management’s annual assessment of Santa Monica Media Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our report, dated March 11, 2009, identified the following material weakness in the Company’s internal control over financial reporting:  Because the Company has no employees, the Company is unable to segregate the accounting procedures over financial activities to provide adequate internal controls. As of December 31, 2008, management had not completed its assessment of internal control over financial reporting, which included certain documentation and testing, of the Company’s internal control over financial reporting. At that time, management believed, in so far as it had completed its assessment, that appropriate internal controls were in place to maintain an adequate system of internal control over financial reporting which should result in the fair presentation of published financial statements. As a result of completing the assessment, management became aware that there were sufficient compensating controls in the Company’s internal control systems to mitigate the apparent lack of segregation of duties.

Accordingly, the Company’s Chief Executive and Chief Financial Officers were then able to conclude that the Company’s internal control over financial reporting was effective as of December 31, 2008.

We have applied auditing procedures to management’s assertion, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the weakness in internal control over financial reporting identified above does not constitute a material weakness, but a significant deficiency, due to the compensating controls in the Company’s internal control systems.

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

Our engagement was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the engagement to obtain reasonable assurance about whether a previously reported material weakness continues to exist at the Company.  Our engagement included examining evidence supporting management’s assertion and performing such other procedures as we considered necessary in the circumstances.  We obtained an understanding of the Company’s internal control over financial reporting as part of our previous audit of management’s annual assessment of the Company’s internal control over financial reporting as of December 31, 2008, and updated that understanding as it specifically relates to the Company’s completion of its evaluation, which included certain documentation and testing.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of Santa Monica Media Corporation, and our report dated March 11, 2009 expressed an unqualified opinion.

/S/ Gumbiner Savett Inc.
Gumbiner Savett Inc.
Santa Monica, CA
August 25, 2009.

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
Name: David M. Marshall
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David M. Marshall	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	August 25, 2009
David M. Marshall

/s/ Kurt Brendlinger	Chief Financial Officer and Director (Principal Accounting and Financial Officer)	August 25, 2009
Kurt Brendlinger
	Chief Technology Officer, Secretary and Director	August 27, 2009
/s/ Eric Pulier
Eric Pulier

	Director	August 26, 2009
/s/ Dallas Clement
Dallas Clement
	Director	August 25, 2009
/s/ Sharyar Baradaran
Sharyar Baradaran
	Director	August 25, 2009
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