Form 10-Q
period 2009-03-31
Santa Monica Media CORP
filed 2009-09-16
CIK 1337927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

£	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________

Commission file number 001-33370

SANTA MONICA MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	59-3810312
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

11845 West Olympic Boulevard, Suite 1125W
Los Angeles, CA	90064
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐ Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
Yes ☑ No ☐

Number of shares of Santa Monica Media Common Stock, $.001 par value, issued and outstanding as of August 15, 2009: 16,038,125.

SANTA MONICA MEDIA CORPORATION

Form 10-Q

Table of Contents

Item 1. Financial Statements

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
CONDENSED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	(Unaudited) March 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$—	$15,236
Cash and cash equivalents held in trust	100,699,285	100,698,690
Refundable income taxes	155,569	180,000
Prepaids and other current assets	36,525	87,770
Total current assets	100,891,379	100,981,696

TOTAL ASSETS	$100,891,379	$100,981,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable-related party	$310,000	$—
Accounts payable and accrued expenses	465,073	302,399
Reserve for state franchise tax and interest	409,174	390,844
Deferred interest on funds held in trust	—	462,000
Deferred underwriting liability	—	4,000,000
Total current liabilities	1,184,247	5,155,243

NONCURRENT LIABILITIES:
Common stock subject to conversion, 2,499,999 shares at conversion value	—	19,720,992
TOTAL LIABILITIES	1,184,247	24,876,235

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 16,038,125 issued and outstanding (including 2,499,999 subject to conversion) at March 31, 2009 and December 31, 2008	16,038	16,038
Additional paid-in capital	98,490,936	74,769,944
Retained earnings	1,200,158	1,319,479
Total stockholders’ equity	99,707,132	76,105,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,891,379	$100,981,696

See accompanying notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENTS OF INCOME (Unaudited)

For the three months ended March 31, 2009 and 2008 and for the period from June 24, 2005 (inception) through March 31, 2009

	Three months ended	Three months ended	For the period from June 24, 2005 (inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
Operating expenses
Professional fees	$335,237	$40,439	$886,656
Rent and facilities	22,500	22,500	180,000
Formation and operating costs	168,940	328,500	1,552,873
Total operating expenses	526,677	391,439	2,619,529

Other income (expense)
Interest income	595	798,030	5,101,926
Interest expense	(4,275)	(736)	(37,375)
Total other income (expense)	(3,680)	797,294	5,064,551

Income (loss) before provision for income taxes	(530,357)	405,855	2,445,022

Provision for income taxes
Current	14,964	196,000	1,244,864
Deferred	36,000	(33,000)	—
	50,964	163,000	1,244,864

Income (loss) before allocation of trust fund interest	(581,321)	242,855	1,200,158

Allocation of trust fund interest relating to common stock subject to possible conversion	—	174,000	—

Reversal of allocation of trust fund interest relating to common stock subject to possible conversion	(462,000)	—	—
Net income (loss)	$(119,321)	$68,855	$1,200,158

Weighted average shares outstanding - basic	16,038,125	16,038,125	10,479,090
Weighted average shares outstanding - fully diluted	16,038,125	18,770,074	13,658,703
Net income per share
Basic	$(0.01)	$0.00	$0.11
Fully diluted	$(0.01)	$0.00	$0.09

See accompanying notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (inception) through March 31, 2009

	Common Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Common shares issued June 24, 2005 at $.0128 per share	4,687,500	$4,688	$55,312	$—	$60,000

Net loss				(60,504)	(60,504)

Balance at December 31, 2005	4,687,500	4,688	55,312	(60,504)	(504)

Shares reacquired	(1,562,500)	(1,563)	1,563		—

Net loss				(50,150)	(50,150)

Balance at December 31, 2006	3,125,000	3,125	56,875	(110,654)	(50,654)

Sale of units in private placement, including conversion of notes payable	413,125	413	3,304,587		3,305,000

Sale of units, net of underwriters' discount and offering costs	12,500,000	12,500	91,107,482		91,119,982

Forgiveness of interest by a related party			21,992		21,992

Proceeds subject to possible conversion of 2,499,999 shares			(19,720,992)		(19,720,992)

Net income				1,787,701	1,787,701

Balance at December 31, 2007	16,038,125	16,038	74,769,944	1,677,047	76,463,029

Net loss				(357,568)	(357,568)

Balance at December 31, 2008	16,038,125	$16,038	$74,769,944	$1,319,479	$76,105,461

Reversal of proceeds subject to possible conversion of 2,499,999 shares (unaudited)			19,720,992		19,720,992

Reversal of liability for deferred underwriting fees (unaudited)			4,000,000		4,000,000

Net loss (unaudited)				(119,321)	(119,321)

Balance at March 31, 2009 (unaudited)	16,038,125	$16,038	$98,490,936	$1,200,158	$99,707,132

See accompanying notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended	Three months ended	For the period from June 24, 2005 (inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$(119,321)	$68,855	$1,200,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Decrease in accretion in fair market value of Treasury Bills held in trust account	9,835	177,923	7,668
Amortization expense	18,665	18,750	152,927
Deferred income tax	36,000	(33,000)	—
Changes in assets and liabilities:
Increase in other current assets	(3,420)	(2,506)	(30,367)
Decrease (increase) in refundable income taxes	24,431	—	(155,569)
Increase (decrease) in deferred interest on funds held in trust	(462,000)	174,000	—
Decrease in income taxes payable	—	(504,000)	—
Increase in reserve for state franchise tax and interest	18,330	177,750	409,174
Increase (decrease) in accounts payable and accrued expenses	162,674	(21,533)	327,980
Net cash provided by (used in) operating activities	(314,806)	56,239	1,911,971

Cash flows from investing activities:
Payment to trust account	—	—	(98,605,000)
Withdrawals from trust account	—	1,100,000	3,007,642
Proceeds into trust account	(10,430)	(975,931)	(5,109,595)
Net cash provided by (used in) investing activities:	(10,430)	124,069	(100,706,953)

Cash flows from financing activities:
Proceeds from notes payable, related party	310,000	—	645,000
Payment on notes payable, related party	—	—	(30,000)
Proceeds from sale of shares of common stock	—	—	60,000
Proceeds from private placement	—	—	3,000,000
Proceeds from sale of units, net of offering costs	—	—	95,119,982
Net cash provided by financing activities	310,000	—	98,794,982

Net increase (decrease) in cash and cash equivalents at end of period	(15,236)	180,308	—

Cash and cash equivalents at beginning of period	15,236	41,589	—

Cash and cash equivalents at end of period	$—	$221,897	$—

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$—	$700,000	$1,409,100
Interest	$780	$736	$15,587

Supplemental disclosure of non-cash financing activity:

Directors' and officers' liability insurance financed	$—	$95,625	$159,085

For the period from inception (June 24, 2005) through March 31, 2009:

In connection with the public offering, $305,000 of related party debt was converted to units and interest in the amount of $21,992 was forgiven.

Shares subject to conversion in the amount of $19,720,992 were recorded as a liability and reduced the additional paid in capital associated with the public offering.  This liability was reversed during the three months ended March 31, 2009 as no business combination will be completed.

Accrued deferred underwriting fees in the amount of $4,000,000 were recorded as a liability and reduced the additional paid in capital associated with the public offering. This liability was reversed during the three months ended March 31, 2009 as no business combination will be completed.

There was a reduction of the accrual for offering costs in the amount of $150,635.

Deferred offering costs in the amount of $1,380,018 were charged against additional paid in capital at the time of the offering.

See accompanying notes to condensed financial statements.

SANTA MONICA MEDIA CORPORATION
(a corporation in its development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009

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

As of March 31, 2009, the Company had not commenced any business operations. All activity through April 2, 2007 relates to the Company’s formation and a public offering (“Public Offering”) described below and in Note 3. Subsequent to that date, the Company commenced its research and investigation of suitable business combination opportunities. The Company is considered to be in its development stage and is subject to the risks associated with development stage companies.

On April 2, 2007, the Company completed: (i) a private placement of 413,125 units at $8.00 per unit (the “Private Placement”) for $3,000,000 cash and cancellation of a $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) the Public Offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 27, 2007. The proceeds of the Private Placement and a portion of the proceeds of the Public Offering, together totaling $98,605,000, were placed in a trust account (the “Trust Account”). The amount in the Trust Account includes a $4,000,000 contingent underwriting compensation payable to the underwriter if a Business Combination is consummated. The Underwriting Agreement calls for the proceeds to be held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) of $100,000 and up to $1,600,000 of interest earned on the Trust Account (net of taxes payable) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2009, these amounts have been expended.  The Company had one stockholder as of July 31, 2005, Santa Monica Capital Partners LLC (“Initial Stockholder”). During August 2005 and April 2006, Santa Monica Capital Partners, LLC transferred an aggregate of 458,232 units to various parties including the outside directors and advisory board members (“Transferee Stockholders”). (See Note 7.)

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company if the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 3).  As of October 2, 2008, the Company had satisfied the conditions for extension of time to complete the Business Combination to 24 months (April 2, 2009).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  As of April 2, 2009, the Company had not successfully completed a Business Combination and on July 30, 2009 filed a Definitive Proxy with the Securities and Exchange Commission with respect to the holding of a special meeting of stockholders on August 27, 2009 for stockholders of record on August 5, 2009 mainly seeking approval (a) for a plan of liquidation to distribute the amount in the Company’s trust account to the holders of shares of its common stock acquired in its initial public offering and (b) to amend and restate its Certificate of Incorporation to permit the Company to continue as a corporation currently specified in its certificate without the limitations relating to its initial public offering.  At that meeting, the stockholders affirmatively voted in favor of these proposals.

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.   For the three months ended March 31, 2008 and for the period from June 24, 2005 (inception) through March 31, 2009, there were no securities excluded from the computation because they were anti-dilutive.  For the three months ended March 31, 2009, there were 12,913,125 securities excluded from the computation because they were anti-dilutive.

			For the period from June 24, 2005 (inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
Numerator:
Net income (loss)	$(119,321)	$68,855	$1,200,158

Denominator:
Denominator for basic net income per share—weighted average shares	16,038,125	16,038,125	10,479,090
Effect of dilutive securities:
Warrants	—	2,731,949	3,179,614

Denominator for diluted income per share—adjusted weighted average shares	16,038,125	18,770,074	13,658,703
Basic earnings per share	$(0.01)	$0.00	$0.11
Diluted earnings per share	$(0.01)	$0.00	$0.09

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

Interest on Funds Held In Trust Subject to Common Stock Conversion

Deferred interest on funds held in trust consists of the 20% less one share portion of the interest earned on the funds held in trust, which is the maximum amount, net of permitted withdrawals by the Company and related income taxes, that the Company would be obligated to pay to stockholders who elect to have their stock redeemed by the Company without resulting in a rejection of a business combination.  The balance of $462,000 in deferred interest on funds held in trust at December 31, 2008 has been reversed into income during the three months ended March 31, 2009, as stockholders have voted affirmatively to liquidate the trust and distribute the trust assets to holders of its common shares acquired in its public offering.

Common Stock Subject to Conversion/Deferred Underwriting Fees

As a result of the inability to complete a Business Combination transaction by April 2, 2009 and the subsequent vote of the stockholders to liquidate the trust and distribute the trust assets to the IPO shareholders, the liability for 2,499,999 shares of common stock subject to conversion in the amount of $19,720,992 and deferred underwriting fees of $4,000,000 at December 31, 2008 have been reversed into additional paid in capital as of March 31, 2009.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

2.	Going Concern

The Company does not have sufficient funds to allow it to operate through the date of liquidation and distribution of the trust assets.  As a result, the Company entered into an unsecured loan facility with Santa Monica Capital Partners II, LLC, an affiliate (“SMCPII”) to provide up to $500,000 in advances at the sole discretion of SMCPII. (See Note 4).  If additional funds are required above this amount, or if SMCPII does not make the discretionary advances contemplated under the promissory note, the Company will need to obtain additional funds from its stockholders or another source. None of the Company’s officers, directors or stockholders are required to provide any financing to the Company. In the event the assets held outside the trust account are insufficient to pay the costs associated with dissolution and liquidation of the Company, its three principal executive officers are obligated to provide additional funds required to pay the costs associated with the dissolution and liquidation.

As of the date of this report, the stockholders of the Company have voted affirmatively to liquidate and distribute the amount in the Company’s trust account to the holders of shares of its common stock acquired in its initial public offering and (b) to amend and restate its certificate of incorporation to permit the Company to continue as a corporation currently specified in its certificate without the limitations relating to its initial public offering.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2008 financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

3.	Public Offering

In the Public Offering, the Company issued and sold 12,500,000 units (“Units”) at $8.00 per Unit. The underwriters were paid fees equal to 3.5% of the gross proceeds of the Public Offering, or $3,500,000, at the closing of the Public Offering and agreed to defer an additional $4,000,000 of their underwriting fees until the consummation of a Business Combination. Upon the consummation of a Business Combination, the Company was required to pay such fees out of the proceeds of the Public Offering held in the Trust Account.

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

4.            Notes Payable - Related Party

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

On January 15, 2009, the Company entered into an unsecured loan facility with Santa Monica Capital Partners II, LLC, an affiliate (“Lender”), to provide up to $500,000 in funds at the discretion of the Lender.  The promissory note provides for interest at the rate of 10% per annum, and that the principal along with all accrued and unpaid interest is due on the earlier of (i) the closing of a business combination, as such term is defined in the Company’s prospectus dated March 27, 2007 as filed with the Securities and Exchange Commission on March 28, 2007,   or (ii) the date that the Company liquidates its assets.  In the event that the Company is required to and does dissolve and liquidate pursuant to its Certificate of Incorporation, the Lender’s sole recourse shall be against the assets of the Company not held in the trust account, unless the Company’s counsel delivers an opinion that the amounts due under the note may be paid from the trust account.  As of March 31, 2009 $310,000 had been advanced to the Company pursuant to this promissory note.

5.            Commitments - Related Party

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by Santa Monica Capital Corp, and subsequently, Santa Monica Capital Partners II, LLC, an affiliate of Santa Monica Capital Corp. Such affiliate has agreed that it will make such services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing as of July 1, 2005 through January 5, 2006. Under the agreement as amended, the Company did not pay or accrue additional fees until October 2, 2007, six months after consummation of the Public Offering of the Company’s securities, upon which the Company began to pay $7,500 per month. The Company will continue to pay such fees until the Company has paid aggregate fees of $180,000, or, if earlier, upon the completion of a Business Combination. As of March 31, 2009 and 2008, the Company had incurred an aggregate of $180,000 and $90,000 respectively, for such services.  As of March 31, 2009, $30,000 was unpaid and included in accrued expenses.

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

All units transferred by Santa Monica Capital Partners, LLC were paid for pursuant to the delivery of promissory notes due November 2009 issued to Santa Monica Capital Partners, LLC with interest of 8% per annum payable upon maturity thereof.

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

In connection with the Public Offering described in Note 3 and the private placement of Units described above, the Company issued warrants to purchase an aggregate 12,913,125 shares of its common stock, all of which were outstanding as of March 31, 2009. The warrants have a weighted average exercise price of $6.00 per share, and a weighted average remaining term of 24 months.

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

9.            Income Taxes

The following table presents the current and deferred income tax provision for federal and state income taxes:

	March 31, 2009	March 31, 2008	For the period from June 24, 2005 (inception) through March 31, 2009
Current tax provision:
Federal	$—	$144,000	$962,500
State	15,000	52,000	282,400
	$15,000	$196,000	$1,244,900
Deferred tax provision:
Federal	36,000	(17,000)	—
State	—	(16,000)	—
	36,000	(33,000)	—
Total provision for income tax	$51,000	$163,000	$1,244,900

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

Significant components of the Company’s net deferred tax asset (liability) at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Expenses deductible in future periods	$(1,000)	$37,000
Accretion of interest on U.S. Treasury Bills	3,000	(1,000)
Net operating loss carry-back	255,000	—
Total deferred tax assets	257,000	36,000
Valuation allowance	(257,000)	—
Net deferred tax asset	$—	$36,000

In assessing the realizability of deferred tax assets of $257,000 and $36,000 at March 31, 2009 and December 31 2008, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Management's analysis of the deferred tax asset at December 31, 2008 concluded that the asset can be utilized in future periods against taxes previously paid. Therefore, there is no valuation allowance against this asset as of December 31, 2008.  Management’s analysis of the deferred tax asset at March 31, 2009 resulted in a valuation allowance of $257,000.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes for the three months ended March 31, 2009 and 2008, and the period from June 24, 2005 (inception) through March 31, 2009 is as follows:

			For the period from June 24, 2005 (inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
Expected tax at 34%	$(180,000)	$138,000	$831,000
Change in valuation allowance	257,000	—	257,000
State income tax, net of federal tax benefit	(33,000)	24,000	157,000
Other	7,000	1,000	—
Provision for income taxes	$51,000	$163,000	$1,245,000

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. The Company recognized no cumulative effect adjustment as a result of adopting FIN 48. At March 31, 2009 and December 31, 2008, the Company has no unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009 and December 31, 2008, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination by the Internal Revenue Service for its 2007 taxable year.

10.          Subsequent Events

Unsecured Third Party Borrowing
On June 15, 2009, the Company borrowed $20,000 from an unrelated third party lender pursuant to the terms of a ninety (90) day unsecured promissory note bearing interest at 12 percent per annum with interest and an origination fee equal to ten percent of the loan payable at maturity.  On July 31, 2009, the $20,000 note principal along with $302 in interest and the $2,000 origination fee was repaid in full.

Notes Payable – Related Party
As of September 16, 2009 advances to the Company pursuant to the unsecured promissory note with Santa Monica Capital Partners II, LLC described in Note 4 aggregated $345,200.

Definitive Proxy and Stockholder Vote
On July 30, 2009 the Company filed a Definitive Proxy with the Securities and Exchange Commission with respect to the holding of a special meeting of stockholders on August 27, 2009 for stockholders of record on August 5, 2009 mainly for seeking approval  (a) for a plan of liquidation to distribute the amount in the Company’s trust account to the holders of shares of its common stock acquired in its initial public offering and (b) to amend and restate its certificate of incorporation to permit the Company to continue as a corporation currently specified in its certificate without the limitations relating to its initial public offering.

The affirmative vote of the stockholders at that meeting approved all proposals contained in the Definitive Proxy and the Trustee is currently in the process of making the distribution of trust assets to shareholders.

The Company will continue in existence without the special purpose acquisition company limitations originally contained in its charter.  The Company intends to delist from NYSE:AMEX at the earliest practicable date.

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

Overview

We were formed on June 24, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. Our efforts in identifying a prospective target business have been focused on acquiring an operating business in the communications, media, gaming and/or entertainment industry. Our initial business combination were to be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets at the time of the acquisition.

On April 2, 2007, we completed: (i) a private placement of 413,125 units at $8.00 per unit for $3,000,000 cash and cancellation of the $305,000 loan made to the Company by Santa Monica Capital Partners, LLC, and (ii) a public offering of 12,500,000 units for net proceeds of $95,119,982 pursuant to a registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on March 27, 2007. The proceeds of the private placement and a portion of the proceeds of the public offering, together totaling $98,605,000, were placed in a trust account, which are to be held until the earlier of (i) the consummation of a business combination or (ii) liquidation of the company. The amount in the trust account includes $4,000,000 of contingent underwriting compensation that was required to be paid to the underwriter if a business combination is consummated. The remaining net proceeds not held in the trust account of $100,000, together with up to $1,600,000 of interest earned on the trust account (net of taxes payable), were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Each unit consists of one share of the Company’s common stock, and one warrant to purchase one share of common stock at an exercise price of $6.00 commencing upon the completion of a business combination with a target business and expiring four years from the effective date of the public offering. In the event that the last sale price of the common stock is at least $11.50 per share (subject to proportionate adjustment of the warrant price pursuant to the warrant agreement) for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given the warrants will be redeemable at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable.  In addition, we granted the underwriters an option to purchase up to an additional 1,875,000 units at the public offering price less the underwriters’ discount and commission, within 30 days of the date of the prospectus, to cover any over-allotments for public sale. The underwriters did not exercise any portion of this option.

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

As of April 2, 2009, the Company had not successfully completed a Business Combination. On July 30, 2009 the Company filed a Definitive Proxy with the Securities and Exchange Commission with respect to the holding of a special meeting of stockholders on August 27, 2009 for stockholders of record on August 5, 2009.   At the meeting stockholders voted in favor of three proposals that allowed for the continuation of the existence of the corporation as well as for the distribution of the trust proceeds to the stockholders holding shares of its common stock issued in its initial public offering (“IPO Shares”). There were 14,540,179 common shares present at the meeting represented by proxy, which is 90.7% of the total outstanding shares.  Proposal Number One to permit the continuance of the Company as a corporation without the restrictions relating to blank check companies, was approved by a vote of 13,096,144 for and 1,444,035 against the Proposal.  Proposal Number Two authorized the Company to enter into an agreement to amend the trust agreement to permit the distribution of assets to holders of IPO Shares.  The Proposal was approved by a vote of 13,792,064 for (including 10,599,491 IPO Shares) and 748,115 against.  Proposal Number Three, to permit the Company to distribute the assets of the trust account to the holders of IPO Shares, was approved by a vote of 13,952,479 for and 587,700 against.  The liquidation value of the trust account is $100,724,231, therefore the holders of record as of September 14, 2009 will receive $8.057938494 per IPO Share held.   The Company will be filing a Notification of Removal from Listing on Form 25 with the Securities and Exchange Commission for the purpose of deregistering and delisting its securities under the Securities Exchange Act of 1934. Upon suspension of trading, the Company will also commence voluntary delisting procedures to delist the Company’s securities from NYSE Amex. The Company’s securities will no longer trade on the NYSE Amex.

Results of Operations

As of March 31, 2009, approximately $100,699,000 (including approximately $7,700 in accreted treasury bill interest) was held in trust and we had no unrestricted cash. As of March 31, 2009, the Company has withdrawn $1,600,000 in interest earned on the funds held in the trust account, the maximum permitted for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through March 31, 2009, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended March 31, 2009, we earned $600 in interest income, offset by $4,300 in interest expense. Consistent with the overall market for U.S. Treasury's, the Company has received markedly lower yields on its Treasury Bill investment in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, and is currently receiving historically low yields of near zero.

The following table shows the total funds held in the trust account through March 31, 2009:

Net proceeds from our initial public offering and private placement of units placed in trust	$94,605,000
Deferred underwriters’ discounts and compensation	4,000,000
Total interest received to date	5,109,595
Less total interest disbursed to us for working capital	(1,600,000)
Less total taxes paid	(1,407,642)
100,706,953
Treasury Bill interest accreted	(7,668)
Total funds held in trust account through March 31, 2009	$100,699,285

For the three months ended March 31, 2009, we paid or incurred an aggregate of $526,677 in expenses for the following purposes:

s	Premiums associated with our directors and officers liability insurance;

s	expenses for due diligence and investigation of prospective target businesses;

s	legal and accounting fees relating to potential acquisitions, SEC reporting obligations and general corporate matters; and

s	miscellaneous operations related expenses including administrative fees and franchise taxes.

For the period following March 31, 2009 through the date of liquidation, if any, we expect to incur expenses for the following purposes:

s	payment of premiums associated with our directors’ and officers’ insurance;

s	payment of estimated income taxes incurred as a result of interest income earned on funds currently held in the trust account;

s	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

s	costs related the filing of a proxy statement and meeting relating to the approval by our stockholders of our plan of liquidation.

s	other miscellaneous operations related expenses including administrative fees and franchise taxes.

Lack of Funds

We do not have sufficient funds to allow us to operate through the date of liquidation. We depleted all the funds available to us from the trust account.  As a result, on January 15, 2009, the Company entered into an unsecured loan facility with Santa Monica Capital Partners II, LLC, an entity owned by Messrs. Marshall, Brendlinger and Pulier (“SMCPII”) to provide up to $500,000 in funds at the discretion of SMCPII.  The promissory note provides for interest at the rate of 10% per annum, and that the principal along with all accrued and unpaid interest is due on the earlier of (i) the closing of a business combination, or (ii) the date the Company liquidates its assets.  In the event the Company is required to and does liquidate pursuant to its Amended and Restated Certificate of Incorporation, unless counsel to the Company delivers an opinion that the amounts due under the note may be paid from the trust account, no amounts may be paid from such account, it being understood that upon liquidation, SMCPII’s sole recourse shall be against assets of the Company not held in the trust account.

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

As of September 16, 2009, the Company has received $345,200 in loan advances under this promissory note.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2008 financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Securities and Exchange Commission Rule 13a-15(b), as of  the end of the quarter covered by this report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We did not effect a business combination by April 2, 2009.  We will terminate business operations,  liquidate the trust account and distribute the trust proceeds to our IPO shareholders, and will continue our existence without the limitations in our corporate charter imposed by the IPO.

As of April 2, 2009, the Company had not successfully completed a Business Combination. On July 30, 2009 the Company filed a Definitive Proxy with the Securities and Exchange Commission with respect to the holding of a special meeting of stockholders on August 27, 2009 for stockholders of record on August 5, 2009.   At the meeting stockholders voted in favor of three proposals that allowed for the continuation of the existence of the corporation as well as for the distribution of the trust proceeds to the stockholders holding shares of its common stock issued in its initial public offering (“IPO Shares”). There were 14,540,179 common shares present at the meeting represented by proxy, which is 90.7% of the total outstanding shares.  Proposal Number One to permit the continuance of the Company as a corporation without the restrictions relating to blank check companies, was approved by a vote of 13,096,144 for and 1,444,035 against the Proposal.  Proposal Number Two authorized the Company to enter into an agreement to amend the trust agreement to permit the distribution of assets to holders of IPO Shares.  The Proposal was approved by a vote of 13,792,064 for (including 10,599,491 IPO Shares) and 748,115 against.  Proposal Number Three, to permit the Company to distribute the assets of the trust account to the holders of IPO Shares, was approved by a vote of 13,952,479 for and 587,700 against.  The liquidation value of the trust account is $100,724,231, therefore the holders of record as of September 14, 2009 will receive $8.057938494 per IPO Share held.   The Company will be filing a Notification of Removal from Listing on Form 25 with the Securities and Exchange Commission for the purpose of deregistering and delisting its securities under the Securities Exchange Act of 1934. Upon suspension of trading, the Company will also commence voluntary delisting procedures to delist the Company’s securities from NYSE Amex. The Company’s securities will no longer trade on the NYSE Amex.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2009, we paid offering expenses of approximately $1,380,018, which have been charged to additional paid in capital.

As of March 31, 2009, we have paid or incurred an aggregate of approximately $3,901,768 in expenses, which have been or will be paid out of the proceeds of our initial public offering held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

s	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

s	payment of other state and local taxes and fees;

s	expenses for due diligence and investigation of prospective target businesses;

s	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

s	Costs related to the liquidation of the trust and distribution of trust assets to the public shareholders; and
s	miscellaneous expenses, including directors and officers liability insurance.

As of March 31, 2009, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of $1,600,000 of the interest earned on the funds held in the trust account through March 31, 2009, $100,699,285 was held in trust and we had no unrestricted cash available to us for our activities in connection with liquidation of the trust and distribution of the trust assets to public shareholders, and for general corporate matters.

As of June 30, 2009, approximately $100.7 million (approximately $8.06 per IPO Share) was held in the Trust Account.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

As of April 2, 2009, the Company had not successfully completed a Business Combination. On July 30, 2009 the Company filed a Definitive Proxy with the Securities and Exchange Commission with respect to the holding of a special meeting of stockholders on August 27, 2009 for stockholders of record on August 5, 2009.   At the meeting stockholders voted in favor of three proposals that allowed for the continuation of the existence of the corporation as well as for the distribution of the trust proceeds to the stockholders holding shares of its common stock issued in its initial public offering (“IPO Shares”). There were 14,540,179 common shares present at the meeting represented by proxy, which is 90.7% of the total outstanding shares.  Proposal Number One to permit the continuance of the Company as a corporation without the restrictions relating to blank check companies, was approved by a vote of 13,096,144 for and 1,444,035 against the Proposal.  Proposal Number Two authorized the Company to enter into an agreement to amend the trust agreement to permit the distribution of assets to holders of IPO Shares.  The Proposal was approved by a vote of 13,792,064 for (including 10,599,491 IPO Shares) and 748,115 against.  Proposal Number Three, to permit the Company to distribute the assets of the trust account to the holders of IPO Shares, was approved by a vote of 13,952,479 for and 587,700 against.  The liquidation value of the trust account is $100,724,231, therefore the holders of record as of September 14, 2009 will receive $8.057938494 per IPO Share held.   The Company will be filing a Notification of Removal from Listing on Form 25 with the Securities and Exchange Commission for the purpose of deregistering and delisting its securities under the Securities Exchange Act of 1934. Upon suspension of trading, the Company will also commence voluntary delisting procedures to delist the Company’s securities from NYSE Amex. The Company’s securities will no longer trade on the NYSE Amex.

Item 5. Other Information.

Refer to Item 4 above.

Item 6.  Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA MONICA MEDIA CORPORATION
(Registrant)

Date: September 16, 2009	By:	/s/ KURT BRENDLINGER
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